Form 10QSB
period 2004-03-31
MAC WORLDWIDE INC
filed 2004-07-07
CIK 1164327

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from ___________ to ___________

                        Commission File Number: 333-97385

                               MAC WORLDWIDE, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                    90-0002618
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                                1640 Terrace Way
                             Walnut Creek, CA 94596
          (Address of principal executive offices, including zip code)

                                 (732) 254-5385
              (Registrant's telephone number, including area code)

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

      The number of shares of the Registrant's common stock issued and outstanding at June 30, 2004, was 7,880,520.

      Transitional Small Business Disclosure Format:     Yes [ ] No [X]

================================================================================

                               MAC WORLDWIDE, INC.
                 MARCH 31, 2004 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

            Special Note Regarding Forward Looking Statements .................3

                          PART I FINANCIAL INFORMATION

Item 1.     Financial Statements ..............................................4
Item 2.     Management's Discussion And Analysis
            Of Financial Condition And Results Of Operations..................10
Item 3      Controls and Procedures...........................................11

                            PART II OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds.........................11
Item 6.     Exhibits and Reports on Form 8-K..................................11

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion And Analysis Of Financial Condition And Results Of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS                                            PAGE
                                                                            ----


      Consolidated Balance Sheet as of March 31, 2004 (unaudited)..............5

      Consolidated Statements of Operations for the three months ended
      March 31, 2004 and 2003 (unaudited)......................................6

      Consolidated Statements of Comprehensive Income (Loss) for the
      Three months ended March 31, 2004 and 2003 (unaudited)...................7

      Consolidated Statements of Cash Flows for the three months ended
      March 31, 2004 and 2003 (unaudited)......................................8

      Notes to Consolidated Financial Statements (unaudited)...................9

                       MAC WORLDWIDE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2004
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                       $  286,138
      Accounts receivable                                                499,607
      Inventories                                                         36,107
      Other current assets                                                   382
                                                                      ----------
          TOTAL CURRENT ASSETS                                           822,234

DUE FROM AFFILIATES                                                       67,879

SECURITY DEPOSITS                                                            519
                                                                      ----------

                                                                      $  890,632
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Line of credit                                                  $   30,534
      Accounts payable and accrued expenses                              407,427
      Notes payable                                                       68,554
                                                                      ----------
            TOTAL CURRENT LIABILITIES                                    506,515
                                                                      ----------

DUE TO OFFICER                                                            14,932
                                                                      ----------

STOCKHOLDERS' EQUITY:
      Preferred stock; $.001 par value, 5,000,000 shares
          authorized, none outstanding                                        --
      Common stock, $.001 par value, 50,000,000 shares
          authorized, 7,880,520 shares issued and outstanding              7,881
      Additional paid-in capital                                         248,282
      Accumulated other comprehensive income                               2,366
      Accumulated deficit                                                110,656
                                                                      ----------
               TOTAL STOCKHOLDERS' EQUITY                                369,185
                                                                      ----------

                                                                      $  890,632
                                                                      ==========

                 See notes to consolidated financial statements.

                       MAC WORLDWIDE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        2004           2003
                                                    -----------     -----------

NET SALES                                           $   699,569     $    16,925

COST OF SALES                                           271,918           8,479
                                                    -----------     -----------

          GROSS PROFIT                                  427,651           8,446
                                                    -----------     -----------

OPERATING EXPENSES:
      Commissions                                        81,256           4,078
      Selling expenses                                    5,357           8,044
      General and administrative                         29,009          14,226
                                                    -----------     -----------
               TOTAL OPERATING EXPENSES                 115,622          26,348
                                                    -----------     -----------

INCOME (LOSS) FROM OPERATIONS                           312,029         (17,902)
                                                    -----------     -----------

OTHER INCOME (EXPENSES):
      Interest expense                                   (2,688)         (4,290)
      Interest income                                     1,074           1,471
                                                    -----------     -----------
                                                         (1,614)         (2,819)
                                                    -----------     -----------

NET INCOME (LOSS)                                   $   310,415     $   (20,721)
                                                    ===========     ===========

NET INCOME (LOSS) PER SHARE - Basic and diluted     $      0.04     $     (0.00)
                                                    ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic and diluted                               7,880,520       6,230,019
                                                    ===========     ===========

                 See notes to consolidated financial statements.

                       MAC WORLDWIDE, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                            Three Months Ended March 31,
                                                2004            2003
                                             ---------        ---------

Net Income (Loss)                            $ 310,415        $ (20,721)

      Other comprehensive income (loss),

         Foreign translation adjustment           (896)             901
                                             ---------        ---------

Comprehensive Income (loss)                  $ 309,519        $ (19,820)
                                             =========        =========

                 See notes to consolidated financial statements.

                       MAC WORLDWIDE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                 2004          2003
                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                       $ 310,415      $ (20,721)
      Adjustments to reconcile net income (loss) to net
          cash provided by (used in)operating activities:
      Changes in assets and liabilities:
          Accounts receivable                                  (291,636)       (53,813)
          Inventories                                            (7,499)       (72,519)
          Other current assets                                        4           (245)
          Due from affiliates                                   (23,147)        36,605
          Security deposits                                         (56)           (28)
          Accounts payable and accrued expenses                 156,965         39,537
                                                              ---------      ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             145,046        (71,184)
                                                              ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase in line of credit                             30,534         40,782
          Decrease in due to officer                            (12,537)            --
          Increase in notes payable                                  --         (7,258)
          Proceeds from sale of common stock                         --          4,885
                                                              ---------      ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  17,997         38,409
                                                              ---------      ---------

EFFECT OF EXHANGE RATE ON CASH                                     (897)           901
                                                              ---------      ---------

NET INCREASE IN CASH                                            162,146        (31,874)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                123,992         35,472
                                                              ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 286,138      $   3,598
                                                              =========      =========

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
      Cash paid during the period for:
          Interest                                            $   2,688      $   4,290
                                                              =========      =========

                 See notes to consolidated financial statements.

                       MAC WORLDWIDE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2003, included in the Company's Form-SB-2/A (file no. 333-97385) as filed with the Securities and Exchange Commission on April 26, 2004.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2004, and the results of operations and cash flows for the three month period ending March 31, 2004 have been included. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company's Form SB-2/A (file no. 333-97385) as filed with the Securities and Exchange Commission on April 26, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003

Net Sales. Net sales grew from $16,925 for the quarter ended March 31, 2003 to $699,569 for the quarter ended March 31 ,2004 as a result of greatly increased sales in the U.S. These new sales were to over 200 U.S. retail clothing stores.

Cost of Sales. Cost of sales increased from $8,417 for the quarter ended March 31, 2003 to $271,918 for the quarter ended March 31, 2004, reflecting our increased sales volume. This increase was due to an increase in sales of over forty fold during the same period in the prior year.

Operating Expenses. Operating expenses increased from $26,348 for the quarter ended March 31, 2003 to $115,622 for the quarter ended March 31, 2004. The increase in our operating expenses was related to our increased sales and the expansion of our operations. The significant decrease in our operating expenses as a percentage of both net sales and gross profit during the quarter ended March 31, 2004 when compared to the quarter ended March 31, 2003 was principally due to economies of scale associated with our expanded operations.

Net Income (Loss). Net income was $310,415 for the quarter ended March 31, 2004, compared to a net loss of $20,721 for the quarter ended March 31, 2003. This improvement is primarily due to the significant increase in sales over the same period.

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have financed our operations with cash flow from financing activities, including the issuance of promissory notes, sales of our common stock, and from our line of credit from the Bank of Greece. More recently, we have also financed our operations from cash flow from operations.

As at March 31, 2004 we had total current assets of $822,234 and total current liabilities of $506,515 resulting in working capital of $315,719. As at March 31, 2004, we had $286,136 of cash and cash equivalents. In January, 2003 we obtained a line of credit from the Bank of Greece. The line of credit is for $70,000 in Canadian dollars at the Canadian prime rate plus 1.5%. As at March 31, 2004 we owed a principal balance of approximately $40,000 in Canadian dollars under this line of credit.

We anticipate that cash generated from operations and capital available from our line of credit with the Bank of Greece are sufficient to satisfy our capital requirements for the next twelve months. However, if our cash needs are not met, we will seek to sell additional equity or debt securities, and/or to increase our line of credit. The sale of additional equity or debt securities could result in additional dilution to our stockholders. Under such circumstance, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. We presently have no material commitments for capital expenditures.

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the first quarter of 2004. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2004 we issued a 10%, $3,000 promissory note to Viking Investment Group II, Inc. due January 30, 2005.

No other securities were issued by us during the quarter ended March 31, 2004 or subsequent thereto.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

EXHIBIT NO.                      DESCRIPTION

31.1        Rule  13(a)-14(a)/15(d)-14(a)  Certification of Principal  Executive
            Officer

31.2        Rule  13(a)-14(a)/15(d)-14(a)  Certification of Principal  Financial
            Officer

32.1        Rule 1350 Rule 1350Certification of Chief Executive Officer

32.2        Rule 1350 Certification of Chief Financial Officer

(b)   Reports on Form 8-K

No reports on Form 8K were filed by us during the quarter ended March 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: July 2, 2004                     MAC Worldwide, Inc.

                                              By: /s/ Steven Katz
                                                  ------------------------------
                                              Steven Katz
                                              President, Chief Executive Officer