Form 10QSB
period 2004-06-30
MAC WORLDWIDE INC
filed 2004-08-31
CIK 1164327

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of the Registrant's common stock issued and outstanding at August 26, 2004, was 7,880,520.

Transitional Small Business Disclosure Format:       Yes []  No [X]

================================================================================

                               MAC WORLDWIDE, INC.
                  JUNE 30, 2004 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
           Special Note Regarding Forward Looking Statements ..................3

                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements ...............................................4
Item 2.    Management's Discussion And Analysis
           Of Financial Condition And Results Of Operations...................10
Item 3     Controls and Procedures............................................11

                                     PART II
                                OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds..........................11
Item 6.    Exhibits and Reports on Form 8-K...................................11

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion And Analysis Of Financial Condition And Results Of Operations".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                              PAGE
                                                                            ----

    Consolidated Balance Sheet as of June 30, 2004 (unaudited).................5

    Consolidated Statements of Operations for the six months and three months ended June 30, 2004 and 2003 (unaudited)............................6

    Consolidated Statements of Comprehensive Income for the

    six months ended June 30, 2004 and 2003 (unaudited)........................7

    Consolidated Statements of Cash Flows for the six months ended
    June 30, 2004 and 2003 (unaudited).........................................8

    Notes to Consolidated Financial Statements (unaudited).....................9

                       MAC WORLDWIDE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2004
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                      $  559,876
      Accounts receivable                                               231,982
      Inventories                                                        14,731
      Other current assets                                                  372
                                                                     ----------
          TOTAL CURRENT ASSETS                                          806,961

DUE FROM AFFILIATES                                                     115,421

DUE FROM OFFICER                                                         22,646

SECURITY DEPOSITS                                                           506
                                                                     ----------

                                                                     $  945,534
                                                                     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                          $  298,927
      Notes payable                                                      68,554
      Income taxes payable                                               95,000
                                                                     ----------
                              TOTAL CURRENT LIABILITIES                 462,481
                                                                     ----------

STOCKHOLDERS' EQUITY:
      Preferred stock; $.001 par value, 5,000,000 shares
          authorized, none outstanding                                        -
      Common stock, $.001 par value, 50,000,000 shares
          authorized, 7,880,520 shares issued and outstanding             7,880
      Additional paid-in capital                                        248,282
      Accumulated other comprehensive income                                243
      Retained earnings                                                 226,648
                                                                     ----------
              TOTAL STOCKHOLDERS' EQUITY                                483,053
                                                                     ----------

                                                                     $  945,534
                                                                     ==========





                 See notes consolidated to financial statements

                       MAC WORLDWIDE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30,                          June 30,
                                                              ------------------------------     ------------------------------
                                                                   2004             2003             2004              2003
                                                              -------------     ------------     -------------     ------------
NET SALES                                                     $    529,531      $   320,100      $  1,229,100      $   337,025

COST OF SALES                                                      185,359          175,645           457,277          184,124
                                                              -------------     ------------     -------------     ------------

         GROSS PROFIT                                              344,172          144,455           771,823          152,901
                                                              -------------     ------------     -------------     ------------

OPERATING EXPENSES:
     Commissions                                                    58,937           36,771           140,193           40,849
     Selling expenses                                                2,957            6,270             8,314           14,325
     General and administrative                                     69,631            6,960            98,641           21,186
                                                              -------------     ------------     -------------     ------------
             TOTAL OPERATING EXPENSES                              131,525           50,001           247,149           76,360
                                                              -------------     ------------     -------------     ------------

INCOME (LOSS) FROM OPERATIONS                                      212,647           94,454           524,674           76,541
                                                              -------------     ------------     -------------     ------------

OTHER INCOME (EXPENSES):
     Interest expense                                               (2,740)          (1,730)           (5,428)          (6,020)
     Interest income                                                 1,086               --             2,161            1,471
                                                              -------------     ------------     -------------     ------------
                                                                    (1,654)          (1,730)           (3,267)          (4,549)
                                                              -------------     ------------     -------------     ------------

NET INCOME (LOSS) BEFORE INCOME TAXES                              210,993           92,724           521,407           71,992

     Income tax expense                                             95,000               --            95,000               --
                                                              -------------     ------------     -------------     ------------

NET INCOME (LOSS)                                             $    115,993      $    92,724      $    426,407      $    71,992
                                                              =============     ============     =============     ============

NET INCOME (LOSS) PER SHARE - Basic and diluted               $       0.01      $      0.01      $       0.05      $      0.01
                                                              =============     ============     =============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic and diluted                                           7,880,520        6,230,019         7,880,520        6,230,019
                                                              =============     ============     =============     ============


                 See notes to consolidated financial statements

                       MAC WORLDWIDE, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (Unaudited)

                                                       Three Months Ended June 30,         Six Months Ended June 30,
                                                         2004             2003              2004             2003
                                                    -------------     -------------     ------------     ------------
Net Income (Loss)                                   $    115,993      $     92,724      $   426,407      $    71,992

      Other comprehensive income (loss),

         Foreign translation adjustment                   (2,125)           (5,707)          (3,021)          (4,806)
                                                    -------------     -------------     ------------     ------------

Comprehensive Income (loss)                         $    113,868      $     87,017      $   423,386      $    67,186
                                                    =============     =============     ============     ============


                 See notes to consolidated financial statements

                       MAC WORLDWIDE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                    2004            2003
                                                                ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                         $  426,407      $   71,992
      Adjustments to reconcile net income (loss) to net
          cash provided by (used in)operating activities:
      Changes in assets and liabilities:
          Accounts receivable                                      (24,011)       (269,302)
          Inventories                                               13,877            (863)
          Other current assets                                          14            (276)
          Due from affiliates                                      (70,689)         34,930
          Security deposits                                            (43)            (66)
          Accounts payable and accrued expenses                     48,465         109,455
          Income taxes payable                                      95,000              --
                                                                ----------      ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                489,019         (54,130)
                                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase in line of credit                                    --          44,562
          Decrease in due to officer                               (50,115)         10,331
                                                                ----------      ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                    (50,115)         54,893
                                                                ----------      ----------

EFFECT OF EXHANGE RATE ON CASH                                      (3,020)         (4,806)
                                                                ----------      ----------

NET INCREASE IN CASH                                               435,884          (4,043)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   123,992          35,472
                                                                ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  559,876      $   31,429
                                                                ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the period for:

          Interest                                              $    5,428      $    6,020
                                                                ==========      ==========

                 See notes to consolidated financial statements.

                       MAC WORLDWIDE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2003, included in the Company's Form-SB-2/A filed with the Securities and Exchange Commission on May 4, 2004.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2004, and the results of operations and cash flows for the six month period ending June 30, 2004 have been included. The results of operations for the three month period June 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Company's Form SB-2/A filed with the Securities and Exchange Commission on May 4, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003

Net Sales. Net sales grew from $320,100 for the three months ended June 30, 2003 to $529,531 for the three months ended June 30, 2004, and from $337,025 for the six months ended June 30, 2003 to $1,229,100 for the six months ended June 30, 2004 as a result of greatly increased sales in the U.S. These new sales were to over 200 U.S. retail clothing stores.

Cost of Sales. Cost of sales increased from $175,645 for the three months ended June 30, 2004 to $185,359 for the three months ended June 30, 2004, and from $184,124 for the six months ended June 30, 2003 to $457,277 for the six months ended June 30, 2004, reflecting our increased sales volume. These increases were due to increases in sales during the same periods in the prior year.

Operating Expenses. Operating expenses increased from $50,001 for the three months ended June 30, 2003 to $131,525 for the three months ended June 30, 2004, and from $76,360 for the six months ended June 30, 2003 to $247,149 for the six months ended June 30, 2004. These increases in our operating expenses were related to our increased sales and the expansion of our operations. The significant decrease in our operating expenses as a percentage of both net sales and gross profit during the six months ended June 30, 2004 when compared to the six months ended June 30, 2003 was principally due to economies of scale associated with our expanded operations.

Net Income. Net income was $92,724 for the three months ended June 30, 2003 compared to $115,993 for the three months ended June 30, 2004, and was $71,992 for the six months ended June 30, 2003 compared to $426,407 for the six months ended June 30, 2004. These improvements are primarily due to the significant increases in sales over the same periods.

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have financed our operations with cash flow from financing activities, including the issuance of promissory notes, sales of our common stock, and from our line of credit from the Bank of Greece. More recently, we have also financed our operations from cash flow from operations.

As at June 30, 2004 we had total current assets of $806,961 and total current liabilities of $462,481 resulting in working capital of $344,480. As at June 30, 2004, we had $559,876 of cash and cash equivalents. In January, 2003 we obtained a line of credit from the Bank of Greece. The line of credit is for $70,000 in Canadian dollars at the Canadian prime rate plus 1.5%. As at June 30, 2004, there was no principal balance owed under this line of credit.

We anticipate that cash generated from operations are sufficient to satisfy our capital requirements for the next twelve months. However, if our cash needs are not met, we will seek to sell additional equity or debt securities, and/or to increase our line of credit. The sale of additional equity or debt securities could result in additional dilution to our stockholders. Under such circumstance, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. We presently have no material commitments for capital expenditures.

ITEM 3.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the six month period ended June 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2004 we issued a 10%, $3,000 promissory note to Viking Investment Group II, Inc. due January 30, 2005, exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2) thereof.

No other securities were issued by us during the six month period ended June 30, 2004 or subsequent thereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

EXHIBIT NO.                                 DESCRIPTION

31.1               Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
                   Executive Officer

31.2               Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
                   Financial Officer

32.1               Rule 1350 Certification of Chief Executive Officer
32.2               Rule 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

No reports on Form 8K were filed by us during the six month period ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated: August 31, 2004                   MAC Worldwide, Inc.


                                            By: /s/ Steven Katz
                                                ----------------------
                                            Steven Katz
                                            President, Chief Executive Officer