Form 10QSB
period 2004-09-30
MAC WORLDWIDE INC
filed 2004-11-19
CIK 1164327

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

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


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of the Registrant's common stock issued and outstanding at November 16, 2004, was 7,880,520.

Transitional Small Business Disclosure Format:       Yes [ ]  No [X]


================================================================================

                               MAC WORLDWIDE, INC.
               SEPTEMBER 30, 2004 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

            Special Note Regarding Forward Looking Statements ..............3

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements ...........................................4
Item 2.     Management's Discussion And Analysis
            Of Financial Condition And Results Of Operations...............13
Item 3      Controls and Procedures........................................14

                                     PART II
                                OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds......................14
Item 6.     Exhibits and Reports on Form 8-K...............................14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion And Analysis Of Financial Condition And Results Of Operations".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS                                     PAGE
                                                                           ----


         Balance Sheet as of September 30, 2004 ..............................5

         Statements of Operations for the nine months ended
         September 30, 2004 and 2003..........................................6

         Statements of Comprehensive Income for the
         nine months ended September 30, 2004 and 2003........................7

         Statements of Cash Flows for the nine months ended
         September 30, 2004 and 2003..........................................8

         Notes to Financial Statements........................................9

                       MAC WORLDWIDE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2004
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                       $  509,454
      Accounts receivable                                                319,562
      Inventories                                                        110,106
      Other current assets                                                   394
                                                                      ----------
          TOTAL CURRENT ASSETS                                           939,516

DUE FROM AFFILIATES                                                      109,159

DUE FROM OFFICER                                                          37,763

SECURITY DEPOSITS                                                            536
                                                                      ----------

                                                                      $1,086,974
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                           $  381,853
      Notes payable                                                       80,559
      Income taxes payable                                               109,631
                                                                      ----------
                              TOTAL CURRENT LIABILITIES                  572,043
                                                                      ----------

STOCKHOLDERS' EQUITY:
      Preferred stock; $.001 par value, 5,000,000 shares
          authorized, none outstanding                                        --
      Common stock, $.001 par value, 50,000,000 shares
          authorized, 7,880,520 shares issued and outstanding              7,881
      Additional paid-in capital                                         248,282
      Accumulated other comprehensive income                               4,949
      Retained earnings                                                  253,819
                                                                      ----------
               TOTAL STOCKHOLDERS' EQUITY                                514,931
                                                                      ----------

                                                                      $1,086,974
                                                                      ==========


                 See notes consolidated to financial statements

                       MAC WORLDWIDE, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                           -------------------      -------------------
                                             2004       2003          2004        2003
                                           --------   --------      --------   --------
Net Income (Loss)                          $ 27,172   $ 30,530      $453,579   $102,523

      Other comprehensive income (loss),

         Foreign translation adjustment       4,708      7,068         1,687      2,262
                                           --------   --------      --------   --------

Comprehensive Income (loss)                $ 31,880   $ 37,598      $455,266   $104,785
                                           ========   ========      ========   ========

                 See notes consolidated to financial statements

                       MAC WORLDWIDE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended            Nine Months Ended
                                                             Sept 30,                  September 30,
                                                  --------------------------    --------------------------
                                                      2004           2003           2004           2003
                                                  -----------    -----------    -----------    -----------
NET SALES                                         $   399,217    $   233,209    $ 1,628,317    $   570,234

COST OF SALES                                         232,558        151,996        689,835        336,120
                                                  -----------    -----------    -----------    -----------

         GROSS PROFIT                                 166,659         81,213        938,482        234,114
                                                  -----------    -----------    -----------    -----------

OPERATING EXPENSES:
     Commissions                                       48,101         26,735        188,294         67,584
     Selling expenses                                   3,621          5,378         11,935         19,703
     General and administrative                        62,234         18,080        160,876         39,266
                                                  -----------    -----------    -----------    -----------
             TOTAL OPERATING EXPENSES                 113,956         50,193        361,105        126,553
                                                  -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                          52,703         31,020        577,377        107,561
                                                  -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES):
     Interest expense                                  (2,827)          (990)        (8,255)        (7,010)
     Interest income                                   (8,073)           500         (5,912)         1,971
                                                  -----------    -----------    -----------    -----------
                                                      (10,900)          (489)       (14,167)        (5,038)
                                                  -----------    -----------    -----------    -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                  41,803         30,531        563,210        102,523

     Income tax expense                                14,631             --        109,631             --
                                                  -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                 $    27,172    $    30,531    $   453,579    $   102,523
                                                  ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE - Basic and diluted   $      0.00    $      0.00    $      0.06    $      0.02
                                                  ===========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic and diluted                              7,880,520      6,230,019      7,880,520      6,230,019
                                                  ===========    ===========    ===========    ===========

                 See notes consolidated to financial statements

                       MAC WORLDWIDE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                            ----------------------
                                                               2004         2003
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                            $ 453,579    $ 102,523
      Adjustments to reconcile net income to net
          cash provided by (used in)operating activities:
      Changes in assets and liabilities:
          Accounts receivable                                (111,591)    (180,867)
          Inventories                                         (81,498)      14,816
          Other current assets                                     (8)        (275)
          Due from affiliates                                 (64,427)      34,971
          Security deposits                                       (73)         (63)
          Accounts payable and accrued expenses               143,394      109,449
          Income taxes payable                                109,631           --
                                                            ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           449,007       80,554
                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Decrease in notes payable                                --       (4,653)
          Decrease in due to officer                          (65,232)       8,886
                                                            ---------    ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES               (65,232)       4,233
                                                            ---------    ---------

EFFECT OF EXHANGE RATE ON CASH                                  1,687        2,262
                                                            ---------    ---------

NET INCREASE IN CASH                                          385,462       87,049

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              123,992       35,472
                                                            ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 509,454    $ 122,521
                                                            =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the period for:
          Interest                                          $   8,254    $   7,010
                                                            =========    =========

                 See notes consolidated to financial statements

                       MAC WORLDWIDE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2003, included in the Form-SB-2/A filed on May 4, 2004.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2004, and the results of operations and cash flows for the nine month period ending September 30, 2004 have been included. The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2004, included in the Company's Form SB-2/A as filed with the Securities and Exchange Commission on May 4, 2004.

2.       SIGNIFICANT ACCOUNTING POLICIES

         A. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

         B. Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

         C. Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value at September 30, 2004 because of the relatively short maturity of the instruments. The carrying value of the notes payable approximate fair value as of September 30, 2004 based upon debt terms available for companies under similar terms. The fair values of due from affiliates and due to officer is not practical to estimate without incurring excessive cost and is carried at cost at September 30, 2004.

         D. Concentration of Credit Risk - Accounts receivables are due from retail clothing stores through out the United States of America and Canada; accordingly the Company is exposed to business and economic risk. Although the Company does not currently foresee a concentrated credit risk associated with these accounts receivable, repayment is dependent upon the financial stability of the retail clothing industry.

         E. Allowance for Doubtful Accounts - The Company estimates uncollectibility of accounts receivable by analyzing historical bad debts, customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. For the nine months ended September 30, 2004 the Company has not recorded an allowance for doubtful accounts.

         F. Inventories - Inventories are stated at lower of cost (first-in, first-out basis) of market. All inventories at September 30, 2004 consist of finished goods.

         G. Revenue Recognition - Revenue is recognized when there is persuasive evidence that an arrangement exists, that delivery has occurred, that the price has been fixed or determined and collectibility is reasonably assured.

         H. Shipping and Handling Costs - Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force, issue No. 00-10,
                  "Accounting for Shipping and Handling Costs."

         I. Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         J. Stock Based Compensation - Effective January 1, 2003 the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148"). SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The interim disclosure requirements of SFAS No.

                  148 are effective for interim periods beginning after December 15, 2002. The Company's stock-based compensation related to employees and non-employee directors is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees," and thus there is no compensation expense for options granted with exercise prices equal to the fair value of the Company's common stock on the date of the grant. With respect to stock based compensation granted to non employees, the Company records an expense equal to the fair value of the shares on the measurement date, which is either the earlier of the date at which a commitment for performance is reached or the date at which the service is complete.

         K. Earnings (Loss) Per Share - The Company follows Statement of Financial Accounting Standards No. 128, Earnings per Share - Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock as prescribed by SFAS No. 128.

         L. Foreign Currency Translation - The assets and liabilities of the foreign subsidiary are translated at current exchange rates and the related revenues and expenses at average exchange rates in effect during the period. Resulting translation adjustments, if material, are recorded as a separate component of stockholders' equity while foreign currency transaction gains and losses are included in operations.

         M. Comprehensive Income - The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the nine months ended September 30, 2004 and 2003 amounted to $455,246 and $104,784), respectively.

         N. Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

3.      SUBSEQUENT EVENT

On October 26, 2004, the Company entered into a definitive agreement with Traffic Logic, Inc. ("TL") whereby the Company agreed to enter into a reverse triangular merger with TL (the "Merger") pursuant to which the Company will acquire all of the issued and outstanding shares of TL on or before December 15, 2004.

As a condition to the closing of the Merger, the Company will have closed a private placement offering (a "PPO") whereby the Company will offer and sell 3,250,000 shares of the Company common stock at purchase price of $1 per share.

In consideration for the Merger, the holders of TL common stock will receive 17,500,000 shares of common stock of the Registrant, representing approximately 50% of the shares of Company after giving effect to the Merger, and the sale of shares in the PPO.

In consideration of the Merger, the Company will own 14,000,000 shares of common stock representing approximately 40% of the shares of the Company after giving effect to the Merger and the sale of shares in the PPO.

In consideration for the PPO, after giving effect to the Merger, and the sale of all the shares in the PPO, the investors in the PPO will own 3,250,000 shares of common stock of the Company representing approximately 10% of the shares of the Company after giving effect to the Merger and the sale of shares in the PPO.

The total shares outstanding after giving effect to the Merger and the sale of shares in the PPO will be 34,750,000 common shares of the Company.

It is contemplated that the definitive agreement (the "Merger Agreement") will be signed on or before the last day of the Exclusivity Period (defined below). The Merger Agreement shall contain such terms and provisions as shall be mutually agreed upon between TL and the Company consistent with the provisions of the terms agreed upon in their Term Sheet of October 26, 2004 (the"Term Sheet").

The Board of Directors of the Company following the closing of the Merger shall consist of five members. On the closing date, all of the current officers and directors of the Company shall resign and, simultaneously therewith, appoint a new Board of Directors and such executive officers as shall be determined solely by TL. The Company shall have the right to appoint one member of the five new members of the Board.

All securities issued pursuant to the Merger will be "restricted" stock and be subject to all applicable re-sale restrictions specified by federal and state securities laws.

The Merger Agreement shall include certain closing conditions including the following: (i) consummation of all required definitive instruments and agreements, including, but not limited to, the Merger Agreement; (ii) obtaining all necessary board, shareholder and third party consents; (iii) satisfactory completion by the Company and TL of all necessary technical and legal due diligence; and (iv) the completion of the PPO.

From and after the date of execution of the Term Sheet and during a period of one hundred and twenty (120) days thereafter (the "Exclusivity Period"), TL has agreed that it will not enter into any agreement or consummate any transaction with any third party, in whatever form, other than in the ordinary course of business (including, without limitation, joint venture, sale, license, distribution agreement, etc.) or enter into any other transaction that would preclude the consummation of the Merger Agreement consistent with the terms set forth in the Term Sheet.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003

Net Sales. Net sales grew from $233,209 for the three months ended September 30, 2003, to $399,217 for the three months ended September 30, 2004, and from $570,234 for the nine months ended September 30, 2003, to $1,628,317 for the nine months ended September 30, 2004, as a result of greatly increased sales in the U.S. These new sales were to over 200 U.S. retail clothing stores.

Cost of Sales. Cost of sales increased from $151,996 for the three months ended September 30, 2004, to $232,558 for the three months ended September 30, 2004, and from $336,120 for the nine months ended September 30, 2003, to $689,835 for the nine months ended September 30, 2004, reflecting our increased sales volume. These increases were due to increases in sales during the same periods in the prior year.

Operating Expenses. Operating expenses increased from $50,193 for the three months ended September 30, 2003, to $113,956 for the three months ended September 30, 2004, and from $126,553 for the nine months ended September 30, 2003, to $361,105 for the nine months ended September 30, 2004. These increases in our operating expenses were related to our increased sales and the expansion of our operations. The significant decrease in our operating expenses as a percentage of gross profit during the nine months ended September 30, 2004, when compared to the nine months ended September 30, 2003, was principally due to economies of scale associated with our expanded operations.

Net Income. Net income was $30,531 for the three months ended September 30, 2003, compared to $27,172 for the three months ended September 30, 2004, and was $102,523 for the nine months ended September 30, 2003, compared to $453,579 for the nine months ended September 30, 2004. The decrease for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, was primarily due to the increase in operating expenses. The improvement for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, was primarily due to the significant increase in sales over the same period.

LIQUIDITY AND CAPITAL RESOURCES

Since inception we have financed our operations with cash flow from financing activities, including the issuance of promissory notes, sales of our common stock, and from our line of credit from the Bank of Greece. More recently, we have also financed our operations from cash flow from operations.

As at September 30, 2004 we had total current assets of $939,516 and total current liabilities of $572,043 resulting in working capital of $367,473. As at September 30, 2004, we had $509,454 of cash and cash equivalents. In January, 2003 we obtained a line of credit from the Bank of Greece. The line of credit is for $70,000 in Canadian dollars at the Canadian prime rate plus 1.5%. As at September 30, 2004, there was no principal balance owed under this line of credit.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the nine month period ended September 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2004 we issued a 10%, $3,000 promissory note to Viking Investment Group II, Inc. due January 30, 2005, exempt from the registration provisions of the Securities Act of 1933 by virtue of Section 4(2) thereof.

No other securities were issued by us during the nine month period ended September 30, 2004 or subsequent thereto.

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

     31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

     31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

     32.1         Rule 1350 Certification of Chief Executive Officer

     32.2         Rule 1350 Certification of Chief Financial Officer

(b)      Reports on Form 8-K

         (i) A Form 8-K was filed on November 1, 2004, for Registrant's entry into a definitive agreement with respect a reverse triangular merger to acquire another company, and with respect to a related private placement of Registrant's common stock.

         (ii) A Form 8-K/A was filed on November 2, 2004, to amend Registrant's Form 8-K filed on November 1, 2004, in order to clarify certain statements made therein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated: November 19, 2004            MAC Worldwide, Inc.

                                           By: /s/ Steven Katz
                                           ----------------------------------
                                           Steven Katz
                                           President, Chief Executive Officer