Form 10KSB
period 2004-12-31
InfoSearch Media, Inc.
filed 2005-04-15
CIK 1164327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-97385

                             InfoSearch Media, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

       Delaware                                       90-0002618
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

4086 Del Rey Avenue, Marina Del Rey, California          90292
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (310) 437-7380
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)
--------------------------------------------------------------------------------

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: None.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for the year ended December 31, 2004 were approximately $2,799,622.

The aggregate market value of the voting stock held by non-affiliates of the Issuer, based on the average bid and asked prices on the Over the Counter Bulletin Board on April 12, 2005 was approximately $41,377,168.

The number of shares outstanding of the issuer's common stock, $0.001 par value ("Common Stock"), as of the latest practicable date: 33,830,275 shares as of April 12, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Items 9, 10, 11, 12 and 14 of Part III are incorporated by reference from the Issuer's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders. The Issuer's Definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before 120 days after December 31, 2004.


Transitional Small Business Disclosure Format (Check one): [_] Yes  [X] No

                                TABLE OF CONTENTS

PART I

  ITEM 1.      DESCRIPTION OF BUSINESS.........................................1
  ITEM 2.      DESCRIPTION OF PROPERTY.........................................9
  ITEM 3.      LEGAL PROCEEDINGS...............................................9
  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............9

PART II

  ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.........................................................9
  ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               AND FINANCIAL CONDITION .......................................10
  ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIALDISCLOSURE.............................15
  ITEM 8A.     CONTROLS AND PROCEDURES........................................16
  ITEM 8B.     OTHER INFORMATION..............................................16

PART III

  ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS...............................16
  ITEM 10.     EXECUTIVE COMPENSATION.........................................16
  ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT.................................................16
  ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................16
  ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K...............................17
  ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................18

   SIGNATURES ................................................................19
   FINANCIAL STATEMENTS......................................................F-1

Forward-Looking Statements

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "objective," "forecast," "goal" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements; and in all cases, such statements are subject to our ability to secure sufficient financing or to increase revenues to support our operations. In this regard, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-KSB. In evaluating our business, you should give careful consideration to the information set forth in our registration statement on Form SB-2 filed with the Securities Exchange Commission on February 14, 2005 and the other information set forth herein.

The inclusion of the forward-looking statements should not be regarded as a representation by us, or any other person, that such forward-looking statements will be achieved. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

                                     PART I

Item 1. Description of Business

Business Development

InfoSearch Media (www.infosearchmedia.com) develops content-based solutions to support business. Currently, the Company delivers the following solutions for over 4,300 clients: high-conversion organic search traffic; branded, original content; optimized marketing site creation; and click-to-sale campaign analytics. InfoSearch Media's operating brands include ArticleInsider (www.articleinsider.com), TrafficLogic (www.trafficlogic.com), ContentLogic (www.contentlogic.com), TopicLogic (www.topiclogic.com), and ConversionLogic (www.conversionlogic.com).

We were incorporated under the laws of Delaware on December 14, 2000 as MAC Worldwide, Inc. ("MAC") then engaged in the manufacture and marketing of garments to the retail clothing industry with operations conducted through MAC's wholly-owned subsidiary Mimi & Coco, Inc. ("Mimi & Coco").

On December 31, 2004, we acquired all of the issued and outstanding shares of TrafficLogic, Inc., a California corporation (referred to herein as "TrafficLogic CA"), and TrafficLogic CA merged (the "Merger") with and into our newly-formed and wholly-owned subsidiary, Trafficlogic Acquisition Corp., a Delaware corporation ("Trafficlogic"). At the effective time of the Merger (the "Effective Time"), we discontinued our then current business plan to pursue the business and plan of operations of TrafficLogic CA. At the same time, all of the issued and outstanding shares of capital stock of Mimi & Coco were sold to Vincenzo Cavallo and Anthony Cavallo in consideration for 24,301,170 shares of Common Stock which have been retired (the "Split-Off"). In contemplation of the Merger, we changed our name to InfoSearch Media, Inc. After the Effective Time, we changed the name of Trafficlogic Acquisition Corp. to Trafficlogic, Inc.

Business Overview

InfoSearch Media is a leading provider of content based, cost-effective search engine marketing services. We are both a search engine marketing firm, and an online media company with over 200 expert copy writers that contribute to the over 250,000 pages of unique, high quality content contained in our online network, ArticleInsider. We leverage the content on ArticleInsider to generate large volumes of qualified Internet traffic for our clients. We currently have over 4,300 clients receiving traffic from ArticleInsider. The Company also leverages our team of professional copy writers by offering professionally written marketing and informative content for our clients' own websites. Finally, we provide web analytic software and other tools to help online marketers analyze their site visitors and improve their return on investment. The Company has grown to 57 full-time employees and is undergoing a shift toward shorter closing cycles, larger clients and larger initial purchases by clients.

ArticleInsider

The Company maintains a large network of content written and designed by specialists and enthusiasts covering a wide variety of popular topics. The content on ArticleInsider contains information and opinions provided by copywriters with particular experience in the areas covered. Our team of expert copywriters develop comprehensive, unbiased content for our clients who initiate lead generation campaigns. This content is designed to provide Internet users with relevant information about topics related to such client's business. Internet users visit the ArticleInsider network to find large amounts of fresh, high-quality and relevant information about a variety of topics, to review related articles, to talk with other users through online forums or chat rooms, and to explore other related websites. We plan to continue to expand our 250,000-page network as we build our client base.

Services Overview

      o TrafficLogic - Currently the Company's primary revenue driver, the TrafficLogic product, provides our clients the opportunity to be the sole sponsor of ArticleInsider content by placing contextual advertising on the ArticleInsider content. Internet users browse from the search results of any major search engine to the ArticleInsider content and from the ArticleInsider content to the client's web site. In this way, the leads generated through ArticleInsider content can provide online advertisers the exact demographic that is most likely to purchase their specific products or services.


      o ContentLogic - The Company launched ContentLogic to provide our clients the ability to purchase original, high-quality content created by our team of professional copywriters with expert knowledge in search and is designed to drive traffic to the client's own website.

      o o TopicLogic - TopicLogic provides our clients with an additional method to receive targeted internet traffic. The TopicLogic solution enables clients to own, separate from the client's own web site, a Company-developed and updated informational property similar to the ArticleInsider network which provides our clients with a dedicated source of quality traffic while avoiding recurring cost-per-click charges and rising market prices.

      o ConversionLogic - Our ConversionLogic product provides our clients with extremely detailed traffic reporting, conversion analysis and thorough keyword analytics. ConversionLogic reports include information about each visitor to the client's web site, the keyword searched, purchases made or other desired actions taken by the visitor. This information allows our clients to track their investment in our services and guarantee the best possible traffic and conversion results. ConversionLogic is also available for purchase by non-Company clients at an affordable price.

Revenue Model

The Company does not charge our clients for visitors who only view content and do not click through to the client's site, a practice that has become the standard for other search engine marketing services. We offer clients several methods of payment for our services including:

      o Cost-Per-Click (CPC) - The client's account is debited each time a visitor browses from ArticleInsider content to the client's web site.

      o Cost-Per-Acquisition (CPA) - The client's account is debited after a visitor makes a purchase from the client's web site.

These payment methods require the client to pre-purchase a specified number of clicks or conversions by funding an account with the Company. The number of clicks or conversions purchased by the client is dependent on the negotiated CPC or CPA and the volume of traffic purchased. The CPC or CPA is lower when larger volumes of traffic are pre-purchased. Each time a searcher clicks through from ArticleInsider content to a client's website, the client's account is debited by the pre-determined CPC amount.

When the client's account is depleted, the client is required to deposit additional funds to continue receiving the traffic generated by the InfoSearch Media owned informational property. A large portion of active clients choose to renew, creating a growing base of consistent, long-term revenue. The Company believes its client renewal rates are high because our traffic converts on a higher percentage basis than industry averages. The Company's revenue is not dependent solely on client renewals. The ArticleInsider content is owned exclusively by the Company and can be quickly resold, often at a higher rate.

For ContentLogic and TopicLogic services, the Company charges our clients a flat fee and a monthly subscription fee depending on the amount of content generated, the complexity of the site, and the level of demand for search based traffic in a client's particular industry.

In addition, the Company has recently begun placing Google AdSense listings throughout the ArticleInsider network. AdSense is a contextual advertising method providing web site publishers and developers the opportunity to place advertisements from Google clients throughout their web sites. Since November of 2003, when AdSense was first introduced to the ArticleInsider network, AdSense revenue has grown to represent a significant amount of revenue on a monthly basis. As a result of the success of this initiative, we have added AdSense to the majority of the ArticleInsider network, creating a revenue stream that directly increases profitability.

Industry Overview

As the excitement surrounding Google's initial public offering indicated, Internet searching ("Search") and online advertising are sectors poised for tremendous growth. Search is the second most popular activity on the Web, behind only email, with more than 550 million searches performed daily worldwide and 245 million searches performed in the United States. According to U.S. Bancorp Piper Jaffray, the global market for performance-based advertising and search marketing, such as pay-per-click listings and paid inclusion, will grow at a compounded annual growth rate of 38% from approximately $1.4 billion in 2002 to approximately $7 billion in 2007.

This massive growth in Search has led many advertisers to dramatically increase their level of advertising investment in search-based promotional methods. According to a PricewaterhouseCoopers/IAB Internet Advertising Revenue Report, U.S. online advertising grew from $6.0 billion in 2002 to $7.3 billion in 2003 and is expected to reach $9.1 billion in 2004. According to Jupiter Research, overall U.S. online advertising revenue will grow to $16.1 billion by 2009. In addition, U.S. Bancorp Piper Jaffray predicts that online advertising in the United States will represent approximately 6% of total advertising spending in 2008 compared to approximately 2% of total advertising spending in 2003.

This growth is fueled by the increased acceptance of the Internet as a commerce/marketing medium, the rapid expansion of early stage international markets, the growth of overall Internet usage and broadband Internet access, and by the advertiser's realization of the cost-effectiveness of Search advertising. This growth will create significant future opportunities to generate profits from search engine-related marketing.

Future Market Trends

InfoSearch Media is uniquely positioned to benefit from major trends that will shape the future of the search engine world. The recent success of Overture and Google has proven that search listings can be translated into significant revenue streams generating high levels of advertising satisfaction and return on investment for customers.

It is estimated that while 35% of search inquiries are commercial in nature only 5% of searches are monetized. Most engines only display 3 to 5 paid listings out of 20 or more per page of search results, leaving a large amount of room for the expansion of paid listings. Furthermore, search rates, which average approximately $.35 per lead, should eventually increase to match those of other forms of advertising such as Yellow Pages, which currently average approximately $1.00 per lead. In addition, less than 1% of the more than 12 million small businesses in the United States currently use Search as method of customer acquisition, presenting another opportunity to expand the size of the paid listings and paid inclusion markets.

InfoSearch  Media's search engine marketing  service will benefit  significantly
from  any  future  increases  in  volume  and  prices  of  search   advertising,
particularly in the small business segment.

It was once thought that as users became increasingly knowledgeable about the location of information throughout the Internet, search engines would become obsolete with users accessing the web through specific websites or through the channels of an internet portal. However, users have become more focused on quick and relevant search results and search engines have evolved to meet this demand, creating algorithms that produce only the targeted information the user desires.

InfoSearch Media's high-quality content network aligns perfectly with this trend. The Company's content is very attractive to search engines looking for fresh, highly relevant information because the primary purpose of a search engine is to deliver the most relevant, informative and useful information to their users. Such search engines therefore have an incentive to place the best content at the top of their indexes. As InfoSearch Media's writer talent increases, and as the quality of our content improves, our goals become increasingly aligned with those of the search engines. The result of this synergy is that users, advertisers, search engines, and InfoSearch Media all receive equal benefit from our mode.

High Concentration

More than 80% of all searches in the United States are provided by four search engines: Google, Yahoo!, MSN, and AOL. These four are likely to retain or gain market share based upon an increased focus on promoting their search products, increasing their overall traffic, and developing their search technologies.

This oligopoly of market participants simplifies InfoSearch Media's efforts to rank high among all major search engines by giving them the ability to include their network's content in 80% of searches while developing it with only four engines in mind.

Business Strategy

InfoSearch Media's business strategy focuses on the addition of new clients by the company's sales force. As new clients are added, they either pre-fund accounts with the Company for a pre-determined amount of traffic (the TrafficLogic product), or pay a flat fee to have content added to their site or a new site build for them to own (ContentLogic or TopicLogic). In addition, there will always be a focus on continuing to develop out more content which will drive future ad revenues for years to come. This includes developing out more niche content on articleinsider.com, as well as developing out new content properties, including a local search guide to address the strong demand that currently exists for local search content.

Beginning in late 2003, in addition to the CPC revenue received from the sponsors of an ArticleInsider site, InfoSearch Media deployed a Google method of monetizing online content over a significant portion of its ArticleInsider network. This product, known as Google AdSense, provides website publishers and developers the opportunity to place advertisements from Google clients throughout their websites. The advertisements served by Google are chosen by Google's search technology to match the content of the site. Google pays those hosting the ads a portion of the revenue that they generate from the CPC ad revenue. Through the ArticleInsider network, InfoSearch Media has been very successful at driving traffic to Google advertisers and has become a significant Google client.

InfoSearch Media also provides content or complete traffic generating web sites to those clients that are not interested in receiving traffic from the ArticleInsider network through our ContentLogic and TopicLogic products. This allows us to further leverage the strength of its team of web developers and copywriters by generating revenue from those clients that are not interested in receiving traffic from 3rd party sources.

As the ArticleInsider network naturally develops through the addition of content its pages will continue to rank increasingly higher with the major search engines. This will provide the Company with online properties of continually increasing value, enhancing the Company's ability to add new clients and providing opportunities for price increases throughout the network.

Uniqueness of Service

Several factors make the services provided by InfoSearch Media unique in the search engine advertising space.

      o Content Based Model - InfoSearch Media's model is unique in the search engine marketing space. Instead of simply including its clients' sites in highly trafficked search engines through partnering with the major engines or by using deceptive search engine optimization techniques, InfoSearch Media focuses on generating unique, relevant and high-quality online content which ranks higher among the major search engines in an organic fashion.

      o Conversion Rates - Many of our clients maintain that the internet traffic that InfoSearch Media drives to its client's sites has a significantly higher conversion rate compared to other services. This is because searchers visiting InfoSearch Media's client's websites have been "qualified" twice; once when the user initiates their search and lands on ArticleInsider content, and once when the user clicks through from the ArticleInsider content to the client's site. As a result, those visitors arriving on the client's site are more likely to make a purchase.

      o Solution for Dynamically Generated Sites - Many companies offering their products and services on the Internet maintain websites with large amounts of dynamic content which is difficult for major search engines to find due to the low visibility of such content to many of the popular search engines' search algorithms. InfoSearch Media's content-based model provides an elegant solution to this problem by driving internet traffic to our customers from our ArticleInsider content, which is easier for major search engines to find due to the high visibility of our content to the popular search engine's search algorithms.

      o Major Engine Coverage - InfoSearch Media clients typically receive a large portion of their traffic from Google, Yahoo!, MSN and AOL. These four sites account for a large majority of all searches performed on the Internet. InfoSearch Media's ability to rank highly with the major search engines represents a unique approach to generating qualified traffic for its customers. Rather than using deceptive techniques, like doorway pages and link farms which have become standard with other search engine optimization companies, InfoSearch Media has developed a network of quality content which clients can sponsor to generate high volumes of relevant internet traffic.

Target Markets

InfoSearch Media has developed five major target markets that the Company is either currently focusing on or that it intends to focus on in the future. Management believes that these five target markets will enable us to maintain our unique competitive position while significantly expanding our client base.

      o Current Paid Listings Customers - Our largest source of potential clients are those companies currently using other methods of online advertising, specifically those who are using search engine marketing techniques that are similar to those provided by us. This market group is familiar with search engine marketing and its benefits, making them amenable to InfoSearch Media's services especially at our discounted price. This group is expected to continue to be important to our customer acquisition strategy going forward.

      o Large Scale Content Opportunities - We are currently negotiating with several of the largest search engines and online properties to provide content on a large-scale, contractual basis. The Company plans to actively target this sector going forward, as we believe it will provide an additional method to leverage the strength of our team of copywriters and will eventually constitute a large portion of the Company's revenues.

      o Smaller Businesses - Of the 12 million small businesses in the United States, less than 1% currently use Search as method of customer acquisition. These small businesses present a customer acquisition opportunity for us. Such small businesses are massive in numbers, largely ignored by the larger providers of search engine marketing services and often overshadowed by the larger competitors in their space when they must compete in an auction format. We are positioned to offer this market a higher level of customer service and personalized attention than larger online advertising services. These potential clients are also ideal for the Company's ContentLogic service, because small businesses often do not have the resources to hire internal copywriters and website developers to drive traffic to their sites.

      o Developed Businesses - InfoSearch Media has begun to expand our client profile to include an increasing number of large developed businesses. Although this market is more competitive than the small to medium sized business segment, many larger businesses are interested in our services as a method to supplement their current online advertising initiatives and have found our services to be a strong value add. As these clients often have the ability to fund larger accounts and pay more per-click than smaller businesses, they offer the Company a profitable opportunity. Although we do not plan on relying on the developed business market as the Company's primary source of business, the developed business segment represents an opportunity for future expansion.

      o Niche Business Sectors - Niche business sectors are those sectors that offer a unique product or service that is not readily available to consumers and often can often only be found by consumers online. Although these products and services are often difficult to find and are not typical consumer offerings, a strong demand for such products and services exists making these specialty businesses ideal candidates for search engine marketing. Similar to the small to medium size businesses, the niche sector is largely ignored by the large search engine marketing companies and therefore offers InfoSearch Media a significant revenue opportunity.

Sales, Marketing, Advertising and Promotion

As of April 12, 2005, we had 33 full-time employees in its sales department. The Company's sales department currently focuses on adding new clients to its operating business. Advertising and promotion of our services is broken into two main categories: direct sales and online promotion.

      o     Direct  Sales:   The  Company's   sales  staff  targets  new  client
            relationships through telesales efforts, direct marketing, and attendance and sponsorship at various trade shows and conferences.

      o Online Promotion: InfoSearch Media engages in certain advertising and direct marketing focused on acquiring new merchant advertisers and new distribution partners through online promotional methods.

The Company intends to continue its strategy of growing its client base through sales and marketing programs while being as efficient as possible in terms of its marketing and advertising costs. We continually evaluate our marketing and advertising strategies to maximize the effectiveness of our programs and their return on investment.

Competition

To our knowledge, InfoSearch Media is the only search engine marketing company that offers a content-based approach to lead generation from unpaid search listings, outsourced content and site development, and extensive reporting and analytics. While our combination of product offerings is unique, there are other companies that use similar techniques in different ways. About.com is an example of a content-type site that leverages a large amount of specialty writers to help it generate ad revenue. It does not, however, sell content to other companies. In contrast, Introspect provides search engine optimization services which include web design and content development. It, however, does not own its own content network.

InfoSearch Media may compete with those who sell performance-based advertising or search marketing services to merchants; aggregate or optimize advertising inventory for distribution through search engines, product shopping engines, directories, websites or other outlets; or provide destination websites or other distribution outlets that reach end users or customers of the merchants.

The industry defined by the sale of online advertising and marketing services is highly competitive. Although overall internet advertising expenditures have increased in the last few years, the advertising industry has suffered in certain respects as many online businesses have ceased operations and many traditional businesses have scaled back their advertising budgets. We believe that today's typical internet advertiser is becoming more sophisticated regarding the different forms of internet advertising, how to purchase internet advertising in a cost-effective manner, and return on investment measurement. The competition for this pool of advertising dollars has also put downward pressure on pricing points, and online advertisers have demanded more effective means of reaching customers. The Company believes that these factors have contributed to the growth in performance-based advertising relative to certain other forms of online advertising and marketing, and as a result this sector has attracted many competitors.

Due to the long-term growth trends in online advertising, these competitors, real and potential, range in size and focus. Our competitors may include such diverse participants as small referral companies, established advertising agencies, inventory resellers, search engines, and destination websites. Furthermore, to a more limited extent, we may also compete with traditional offline media such as television, radio and print and direct marketing companies, for a share of merchant advertisers' total advertising budgets.

The Company is also affected by the competition among destination websites that reach users or customers of search services. Several large media and search engine companies dominate this end of the transaction channel, although thousands of other smaller outlets are available to customers as well. User traffic among the media and search engine companies is concentrated among such larger participants as AOL, Google, Microsoft through MSN Search, and Yahoo! through FAST, Inktomi, Overture and Yahoo! Search. The online search industry continues to experience consolidation of major websites and search engines, which has the effect of increasing the negotiating power of these parties in relation to smaller providers.

Intellectual Property and Proprietary Rights

We seek to protect our intellectual property through existing laws and regulations and by contractual restrictions. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to help us protect our intellectual property.

Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. We currently do not have any patents or pending patent applications. We are currently in the process of filing a patent application regarding our unique search engine media process method with the U.S. Patent and Trademark Office (the "PTO"). All of our copywriters are under contract assigning to us the exclusive right to their authored content. In addition, the Company has copyrighted all content hosted throughout its network.

The status of any patent involves complex legal and factual questions. The scope of allowable claims is often uncertain. As a result, we cannot be sure that any patent application filed by us will result in a patent being issued, nor that any patents issued in the future will afford adequate protection against competitors with similar technology; nor can we provide assurance that patents issued to us will not be infringed upon or designed around by others. Furthermore, the performance-based search advertising industry has been the subject of numerous patents and patent applications, which in turn has resulted in litigation. The outcome of this ongoing litigation or any future claims in this sector may adversely affect our business or financial prospects.

We have a pending trademark application before the PTO. We do not know whether we will be able to successfully defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in internet-related industries are uncertain and still evolving.

Government Regulation

We are subject to governmental regulation much like many other companies. There are still relatively few laws or regulations specifically addressed to the Internet. As a result, the manner in which existing laws and regulations should be applied to the Internet in general, and how they relate to our businesses in particular, is unclear in many cases. Such uncertainty arises under existing laws regulating matters, including user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement.

To resolve some of the current legal uncertainty, we expect new laws and regulations to be adopted that will be directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen the growth in use of the Internet in general.

Several new federal laws that could have an impact on our business have already been adopted. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third party Web sites that include materials that infringe copyrights or rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act requires online services providers to report evidence of violations of federal child pornography laws under certain circumstances.

The foregoing legislation may impose significant additional costs on our business or subject us to additional liabilities, if we were not to comply fully with their terms, whether intentionally or not. If we did not meet the safe harbor requirements of the Digital Millennium Copyright Act, we could be exposed to copyright actions, which could be costly and time-consuming. The Children's Online Protection Act and the Children's Online Privacy Protection Act impose fines and penalties to persons and operators that are not fully compliant with their requirements. The federal government could impose penalties on those parties that do not meet the full compliance practices of the Protection of Children from Sexual Predators Act. We intend to fully comply with the laws and regulations that govern our industry, and we intend to employ internal resources and incur outside professional fees to establish, review and maintain policies and procedures to reduce the risk of noncompliance.

We post our privacy policy and practices concerning the use and disclosure of any user data on our Web sites. Any failure by us to comply with posted privacy policies, Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our businesses, results of operations, and financial condition. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues related to our businesses. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in user registrations and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

Employees

As of April 12, 2005, we employed a total of 63 full-time employees and approximately 200 contracted copywriters. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

Item 2. Description of Property.

The Company's corporate headquarters are located in Marina Del Rey, California. The Company entered into a non-cancelable operating lease for our headquarters facility through August 31, 2006 providing for monthly payments of $12,500 through August 2004 at which time lease payments increased to $13,000 per month. Lease payments further rise to $13,500 in September 2005 and remain fixed for the remainder of the lease.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the OTC Bulletin Board under the symbol "ISHM.OB" and has been quoted under this symbol since January 5, 2005. Prior to that time, our Common Stock was not actively traded in the public market and was quoted on the OTC Bulletin Board under the symbol "MWRD.OB." Prior to January 5, 2005, our Common Stock was not actively traded and therefore price information for our Common Stock as reported on the OTC Bulletin Board is not available for fiscal years 2004 or 2003. During the period January 5, 2005 through March 31, 2005, the high and low bid prices of our common stock, as reported on the OTC Bulletin Board were $3.84 and $1.77 respectively. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The closing bid price of our common stock on April 12, 2005 was $1.80. As of April 12, 2005, the Company had approximately 111 stockholders of record.

The Company has never declared or paid dividends on its common stock and currently does not intend to pay dividends on its common stock in the foreseeable future so that it may reinvest earnings in its business. The payment of dividends, if any, in the future is at the discretion of the Board of Directors.

Equity Compensation Plan Information.

The following table sets forth, as of December 31, 2004, the number of securities outstanding under the Company's stock option plan, the weighted average exercise price of such options, and the number of options available for grant under such plan:


--------------------------------------------------------------------------------

                                                                                                      (c)
                                                                                              Number of securities
                                          (a)                            (b)                remaining available for
                               Number of securities to be     Weighted average exercise     future issuance under
                                 issued on exercise of         price issued on exercise of   equity compensation plans
                                 outstanding options,           options, warrants and        (excluding securities
                                  warrants and rights                  rights               reflected in column(a))
------------------------------- ---------------------------- ---------------------------- ----------------------------

Equity compensation plans
approved by security holders                   2,239,634                        $1.00                    2,972,866
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans non                         --                           --                           --
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------

Totals                                         2,239,634                        $1.00                    2,972,866
------------------------------- ---------------------------- ---------------------------- ----------------------------

Item 6. Management's Discussion and Analysis of Operations and Financial Condition.

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below.

CRITICAL ACCOUNTING POLICIES

The Company described its critical accounting policies in Note 2, "Summary of Significant Accounting Policies" of the Notes to the Financial Statements for the Years Ended December 31, 2004 and 2003. The critical accounting policies are those that are most important to the portrayal of the financial condition and results of operations, and require the management's significant judgments and estimates. The consistent application of such critical accounting policies fairly depicts the financial condition and results of operations for all periods presented.

The critical accounting policies are:

Revenue Recognition

The Company's revenues are derived principally from services, which include listing and placement fees on selected web sites. The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and 104 "Revenue Recognition," and Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables." In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

Customer deposits are initially recorded as deferred revenue. The Company recognizes revenue as earned on a click through basis. As the traffic moves through the web sites per click, the contract amount is recognized as revenue. "Click-throughs" are defined as the number of times a user clicks on an advertisement or search result. The Company has a significant customer for which the revenue is recognized on a click-through basis as reported to the Company by the customer.

In 2004 approximately 45% of the Company's revenues were derived from one client's advertising. This client pays the Company fees at the end of each month for clicks on links displayed on the Company's websites that are sponsored by this client. The Company recognizes the revenue as reported to it by this client at the end of each month.

The Company also receives revenue from web site design, web site content development and web traffic analysis. For these services, revenue is recognized when the service is complete, such as when the design or analysis is delivered to the customer. If a customer deposit is received in advance of work being completed, a deferred revenue liability account entry is created until the revenue is recognized.

Cost of Sales

A significant portion of the Company's cost of sales is related to content development for the web sites and advertising and is created through independent contractors. As such, the Company recognizes and expenses these costs at the time of delivery of the content.

Advertising Costs

The  Company  incurs  advertising  costs as part of its  placement  and  listing services. The expense is recognized as the advertisements are placed. Advertising expense for years ended December 31, 2004 and 2003 were $421,780 and $49,627 respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At December 31, 2004, the cash balances held at financial institutions were in excess of federally insured limits.

Credit is generally extended based upon an evaluation of each customer's financial condition, with terms consistent in the industry and no collateral required. The Company determines an allowance for collectibility on a periodic basis. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. The Company has one significant customer that makes up substantially all of the accounts receivable, however, there has not been any collection problems with the account. Sales to this major customer for year ended December 31, 2004 were 45% of total company sales.

Fair Value of Financial Instruments

The Company considers its financial instruments, which are carried at cost, to approximate fair value due to their near-term maturities.

Long-Lived Assets

Property and equipment is stated at cost and depreciation is provided for by the straight-line method over the related assets' estimated economic lives ranging from three to five years. Amortization of leasehold improvements is provided for by the straight-line method over the lesser of the estimated economic useful lives or the lease term. Property under capital leases is amortized over the lease terms and included in depreciation and amortization expense.

Deferred Revenue

Deferred revenue represents all payments received from customers in excess of revenue earned based on click-through activity (web site visitations) and will be recognized as actual click-throughs occur.

Income Taxes

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

Accounting for Stock-Based Compensation

During the years ended December 31, 2003 and 2004, there were 1,639,634 and 600,000 options granted respectively, see Note 10, "Stock Option Plan", Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based emplyee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accoutning Principles Board Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excee, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

The effort on net loss for the year ended December 31, 2004, if the Company had applied the fair value provisions of Statement of Financial Accouting Standards
(SFAS) No. 148 "Accounting for Stock-Based Compensation."

The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions at December 31, 2004:


        Average risk free interest rate                 5.0%
        Expected lives (in years)                        10
        Dividend yield                                   0
        Expected volatility                              0

Applying SFAS 148 may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years and additional awards will likely be made each year.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement 123r (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. Adoption of FASB 123r will have a significant impact on the financial statements of the Company through the expensing of stock option grants.

PLAN OF OPERATION

The Company expects to continue its revenue growth in 2005 and to continue to approach profitability. Online marketing, advertising and search services are growing rapidly. According to U.S. Bancorp Piper Jaffray, the overall search industry is growing at a compounded rate of 35% annually and is expected to reach $7 billion by 2007. Search is the second most popular activity on the web, behind only email, with more than 550 million searches performed daily worldwide and 245 million in the United States. This massive volume of searches has lead many advertisers to dramatically increase their level of advertising investment in search-based promotional methods. According to MediaPost, 2004 advertising budgets for search engine channels are growing 41% from 2003 levels. The Company believes that 2005 will enjoy similar budget growth.

The Company will target its services to customers in four broad segments:

            a. Those that are currently utilizing other methods of online advertising, specifically those who are utilizing pay per click services such as Overture or Google Adwords.

            b. The 12 million small businesses in the United States.

            c. Larger businesses seeking a method to supplement their current online advertising initiatives.

            d. Niche business sectors that offer a unique product or service that is not readily available and often can only be found by consumers online.

The Company will concentrate its future expansion upon four major potential future business development opportunities:

                  a. CONTENT  OUTSOURCING - InfoSearch  Media has recently begun to receive reverse inquiries from several of the largest companies in the search industry regarding the development of large amounts of content on a contractual basis. The Company has begun to move forward with these opportunities and has also begun to focus more heavily upon outsourced content and site development for its traditional clients with its ContentLogic and TopicLogic Products.

                  b. ARTICLEINSIDER - In an effort to capture a larger client base and more traffic, InfoSearch Media has focused on branding and aggregating its network in to one central site, while continuously adding quality content.

                  c. GOOGLE  ADSENSE AND ADDITIONAL  ADVERTISEMENT  - InfoSearch
            Media has recently increased its profit margin through the use of additional forms of advertisements, such as Google Adsense. This additional revenue stream will grow naturally as the network itself expands.

                  d. LOCAL SEARCH - InfoSearch Media has begun to develop a comprehensive content project focused upon the creation of a large network of high-quality content focused upon specific cities throughout the United States. The Company believes its local search project will be a powerful addition to its content network, allowing InfoSearch Media to provide high value add, content-based marketing services to a wider array of customers.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

REVENUES

Revenues increased to $2,799,622 for the year ended December 31, 2004 from $611,654 for the year ended December 31, 2003. The increase in revenue is due to increased sales of branded marketing programs for customers as well as sales of web site design and content development and web traffic analysis. The Company has increased revenues as the online marketing industry has expanded in 2004.

COST OF SALES AND GROSS PROFIT

The Company had a gross profit of $1,148,715 and a gross margin of 41% for the year ended December 31, 2004 versus a gross loss of $59,149 for the comparable period of 2003. The cost of sales consists principally of content development for the web sites created through independent contractors and advertising. This is the first gross profit reported by the Company as it has expanded its online marketing business. The gross margin is affected by and the gross loss is largely due to a timing difference: even though the Company receives customer deposits which pay for the entire marketing program, the Company recognizes those revenues as earned on a click through basis, which can span multiple years. On the other hand, the Company recognizes the entire cost of the development and marketing of the program at the time of delivery of the content.

OPERATING EXPENSES

Operating expenses consist of selling expenses and general and administrative expenses.

Selling expenses consist of costs incurred to develop and implement marketing and sales programs for the organic search marketing initiatives. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs have recently increased from $754,204 in the year ended December 31, 2003 to $2,299,243 in the same period of 2004 as the Company has hired new sales and marketing staff to take advantage of the increased corporate spending in online marketing and advertising.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, depreciation and amortization and other overhead related costs. These costs increased to $3,163,017 from $985,195 in the year ended December 31, 2004 from the same period ended December 31, 2003. This increase is attributed to the hiring of new personnel to meet the expected growth of the Company as it expands in the online marketing industry.

OTHER NON-OPERATING EXPENSE

Other non-operating expense is interest expense on equipment leases, primarily computer equipment. The interest expense increased to $9,319 from $2,906 in the year ended December 31, 2004 versus 2003, as more computer equipment was leased to meet the increase in personnel.

NET LOSS

The net loss increased to $4,322,864 and $(0.13) per share in the year ended December 31, 2004 from $1,801,454 and $(0.05) per share in the comparable period of 2003 due to the increase in operating expenses, mainly the increase in both sales and general and administrative personnel, and the small level of recognized revenues. The Company is expanding in the online marketing industry and has incurred larger operating costs in anticipation of increased revenues in the future.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased $1,118,552 to $1,328,958 in the year ended December 31, 2004. This is mainly due to the increase in customer deposits, recorded as deferred revenue, as the Company grows and expands its organic search marketing initiatives for its customers.

Cash provided by operating activities of $1,263,912 in the year ended December 31, 2004, consisted principally of the use of cash in the net loss of $4,322,864 derived from increased operating expenses, offset primarily by non-cash charges of $77,798 in depreciation and amortization. Other operating activities that provided cash were $5,586,776 in the net change of current assets and current liabilities. This increase resulted primarily from an increase in deferred revenue of $4,655,910 and in accounts payable and accrued liabilities and provision for refund of $991,592 offset somewhat by increases in accounts receivable $106,872 and prepaid expenses of $31,652.

For the year ended December 31, 2003, $354,896 of cash was provided by operating activities. This amount principally consisted of the cash used in the net loss of $1,801,454 offset somewhat by $19,933 of depreciation and amortization. Other operating activities that provided cash were $2,156,350 in the net change of current assets and current liabilities. This increase resulted primarily from an increase in deferred revenue of $2,092,355 and in accounts payable and accrued liabilities of $127,120 offset slightly by and increase in accounts receivable, prepaid expenses and security deposits of $83,058.

Cash used in investing activities for years ended December 31, 2004 and 2003 was $190,109 and $80,862 respectively. Substantially all of the cash used was for the acquisition of property and equipment.

Cash provided by financing activities for the year ended December 31, 2004 of $44,749 was due to the repayment of loans to stockholders of $69,486 offset by principal payments on capital leases of $20,737 and employee advances of $4,000. The $70,029 of cash used in financing activities for the year ended December 31, 2003 was due to an increase in loans to stockholders of $104,535 and principal payments on capital leases of $5,494 offset somewhat by $40,000 of proceeds from the private placement of common stock.

As of December 31, 2004, the Company had cash and cash equivalents amounting to $1,328,958, an increase of $1,118,552 from the balance at December 31, 2003. The Company has a net working capital of $671,812 at December 31, 2004. The Company has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses.

There are no material commitments for additional capital expenditures at December 31, 2004. The continuing commitment of capital is for the existing equipment capital leases and the operating lease for the Company's offices. The capital leases have future minimum lease payments of $44,717 in 2005, $39,795 in 2006 and $18,632 in 2007. The operating lease for the offices has future minimum lease payments of $158,000 in 2005 and $108,000 in 2006.

The report of our independent auditors' note that the Company has an accumulated deficit and has suffered a history of losses and that these conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends no our attaining profitability and generating sufficient cash flow to meet our obligations. We do not believe that the history of losses will be a continuous trend, and we further believe that the loss and accumulated deficit will not have any adverse effect on our operations. Management believes that it has adequate working capital for the next 12 months.

Item 7. Financial Statements.

The financial statements and related financial statement schedule are included herein and filed as a part of this report. See Index on page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

                                    PART III

Item 9. Directors and Executive Officers.

Information regarding our executive officers and directors required by this Item is incorporated by reference to the Company's Definitive Proxy Statement in connection with the 2005 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2004.

Information  required by Item 405 of Regulation S-B is incorporated by reference
to  the  section  entitled   "Section  16(a)  Beneficial   Ownership   Reporting
Compliance" in the Proxy Statement.

Code of Ethics

We have adopted a code of ethics which is applicable to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be requested without charge by contacting the Company's Chief
Financial Officer at the Company's principal executive offices located at 4086 Del Rey Avenue, Marina Del Rey, California 90292.

Item 10. Executive Compensation.

The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The  information  required  by this Item is  incorporated  by  reference  to the
section  entitled   "Security   Ownership  of  Certain   Beneficial  Owners  and
Management" in the Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

Information  required by this Item is  incorporated  by reference to the section
entitled  "Certain   Relationships  and  Related   Transactions"  in  the  Proxy
Statement.

Item 13. Exhibits and Reports on Form 8-K.

(a) The following exhibits are to be filed as part of this report:


----------------------- ------------------------------------------------- ---------------------------------------------------
Exhibit No.             Description                                       Incorporated by Reference to Filings Indicated
----------------------- ------------------------------------------------- ---------------------------------------------------
2.1                     Agreement and Plan of Merger and Reorganization   Exhibit 2.1 to Company's Current Report on Form
                        dated as of December 30, 2004 among               8-K filed on January 4, 2005 File No. 333-97385
                        TrafficLogic, Inc., MAC Worldwide, Inc. and
                        TrafficLogic Acquisition Corp.
----------------------- ------------------------------------------------- ---------------------------------------------------
2.2                     Split Off Agreement dated December 30, 2004       Exhibit 2.2 to Company's Current Report on Form
                        among MAC Worldwide, Inc., Vincenzo Cavallo,      8-K filed on January 4, 2005 File No. 333-97385
                        Anthony Cavallo, Mimi & Coco, Inc. and
                        TrafficLogic, Inc.
----------------------- ------------------------------------------------- ---------------------------------------------------
3.1.1                   Certificate of Incorporation                      Exhibit 3.1 to Company's Form SB-2 filed on July
                                                                          31, 2002, File Number 333-97385)
----------------------- ------------------------------------------------- ---------------------------------------------------
3.1.2                   Certificate of Amendment to Certificate of        Exhibit 3.1.2 to Company's Current Report on Form
                        Incorporation of MAC Worldwide, Inc.              8-K filed on January 4, 2005 File No. 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
3.1.3                   Certificate of Amendment to Certificate of        Exhibit 3.1.3 to Company's Current Report on Form
                        Incorporation of MAC Worldwide, Inc.              8-K filed on January 4, 2005 File No. 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
3.2                     Bylaws of MAC Worldwide, Inc.                     Exhibit 3.2 to Company's Form SB-2 filed on July
                                                                          31, 2002, File Number 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
10.1                    Employment Agreement dated December 29, 2004      Exhibit 10.1 to Company's Current Report on Form
                        between InfoSearch Media, Inc. and Steve Lazuka   8-K filed on January 4, 2005 File No. 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
10.2                    Engagement Agreement dated September 27, 2004     Exhibit 10.2 to Company's Current Report on Form
                        between TrafficLogic, Inc. and CFO 911            8-K filed on January 4, 2005 File No. 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
10.3                    Lock Up Agreements between MAC Worldwide, Inc.    Exhibit 10.3 to Company's Current Report on Form
                        and TrafficLogic, Inc. related to Common Stock    8-K filed on January 4, 2005 File No. 333-97385
                        acquired in the Merger by Steve Lazuka, Charles
                        Dargan, Kelly Bakst and David Gagne
----------------------- ------------------------------------------------- ---------------------------------------------------
10.4                    Indemnity Agreements dated December 31, 2004      Exhibit 10.4 to Company's Current Report on Form
                        between InfoSearch Media, Inc. and Steve          8-K filed on January 4, 2005 File No. 333-97385
                        Lazuka, Charles Dargan, and Kelly Bakst
----------------------- ------------------------------------------------- ---------------------------------------------------
10.5                    2004 Stock Option Plan                            Exhibit 10.5 to Company's Current Report on Form
                                                                          8-K filed on January 4, 2005 File No. 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
10.6                    Subscription Agreement                            Exhibit 10.6 to Company's Current Report on Form
                                                                          8-K filed on January 4, 2005 File No. 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
10.7                    Employment Agreement dated March 8, 2005          Exhibit 10.1 to Company's Current Report on Form
                        between InfoSearch Media, Inc. and Frank          8-K filed on March 14, 2005 File No. 333-97385
                        Knuettel, II
----------------------- ------------------------------------------------- ---------------------------------------------------
10.8                    Indemnity Agreement dated March 8, 2005
                        between InfoSearch Media, Inc. and Frank
                        Knuettel, II*
----------------------- ------------------------------------------------- ---------------------------------------------------
10.9                    Indemnity Agreement dated December 31, 2004 between
                        InfoSearch Media, Inc. and Louis W. Zehil*
----------------------- ------------------------------------------------- ---------------------------------------------------
14                      Code of Ethics*
----------------------- ------------------------------------------------- ---------------------------------------------------


----------------------- ------------------------------------------------- ---------------------------------------------------
21                      List of Subsidiaries                              Exhibit 21 to Company's Current Report on Form
                                                                          8-K filed on January 4, 2005 File No. 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
31                      Rule 13a-14(a)/15d-14(a) Certifications*
----------------------- ------------------------------------------------- ---------------------------------------------------
32                      Section 1350 Certifications*
----------------------- ------------------------------------------------- ---------------------------------------------------


----------------
* filed herewith

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the section entitled "Independent Auditors" in the Proxy Statement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on April 15, 2005.


                                            INFOSEARCH MEDIA, INC.

                                            /s/ Steve Lazuka
                                            ------------------------
                                            By:  Steve Lazuka
                                            Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: April 15, 2005
                                            /s/ Steve Lazuka
                                            ------------------------
                                            By:  Steve Lazuka
                                            Its: Chief Executive Officer
                                                  and Director

Date: April 15, 2005                        /s/ Frank Knuettel
                                            ------------------------
                                            By:  Frank Knuettel, II
                                            Its: Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS
                             INFOSEARCH MEDIA, INC.
                          AUDITED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                         Page
                                                                         ----

Report of Registered Public Accounting Firm ............................  F-1
Balance Sheets as of December 31, 2004 .................................  F-2
Statements of Operations for the
   years ended December 31, 2004 and 2003 ..............................  F-3
Statements of Stockholders' Deficits
   for the years ended December 31, 2004 and 2003 ......................  F-4
Statements of Cash Flows
   for the years ended December 31, 2004 and 2003 ......................  F-5
Notes to Financial Statements ..........................................  F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders' and Board of Directors
InfoSearch Media, Inc.
Marina Del Rey, California

We have audited the accompanying balance sheet of InfoSearch Media, Inc. as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InfoSearch Media, Inc. as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses as more fully described in Note 2. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ Sherb & Co., LLP
                                            ------------------------------------
                                            Certified Public Accountants

New York, New York
March 11, 2005

                             INFOSEARCH MEDIA, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2004

                                     ASSETS

CURRENT ASSETS:
     Cash                                                       $ 1,328,958
     Accounts receivable                                            135,026
     Subscription receivable                                      3,478,261
     Due from related parties                                        25,000
     Prepaid expenses and other current assets                       49,056
                                                                -----------
         TOTAL CURRENT ASSETS                                     5,016,301

EMPLOYEE ADVANCE                                                      4,000

PROPERTY AND EQUIPMENT                                              291,720

SECURITY DEPOSIT                                                     37,500
                                                                -----------

TOTAL ASSETS                                                    $ 5,349,521
                                                                ===========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses, payroll and taxes   $   547,978
     Provision for income taxes                                     100,000
     Deferred revenue                                             2,865,726
     Provision for refunds payable                                  798,810
     Current portion of capital lease obligations                    31,975
                                                                -----------
         TOTAL CURRENT LIABILITIES                                4,344,489

CAPITAL LEASE OBLIGATIONS                                            50,684

DEFERRED REVENUE                                                  4,370,363

STOCKHOLDERS' DEFICIT:
     Preferred stock, undesignated, par value
       $0.001 per share, 25,000,000 shares
       authorized; no shares issued and outstanding;
     Common stock, $0.001 par value, authorized
       200,000,000 shares; issued and
       outstanding 33,560,275                                        33,561
     Additional paid in capital                                   3,414,700
     Accumulated deficit                                         (6,864,276)
                                                                -----------
         TOTAL STOCKHOLDERS' DEFICIT                             (3,416,015)
                                                                -----------

                                                                $ 5,349,521
                                                                ===========

    The accompanying notes are an integral part of the financial statements.

                             INFOSEARCH MEDIA, INC.
                             ----------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                     Year Ended December 31,
                                                 ------------------------------
                                                      2004             2003
                                                 -------------    -------------
NET SALES                                        $   2,799,622    $     611,654
COST OF SALES                                        1,650,907          670,803
                                                 -------------    -------------
GROSS PROFIT                                         1,148,715          (59,149)
                                                 -------------    -------------

COSTS AND EXPENSES:
   Selling expenses                                  2,299,243          754,204
   General and administrative                        3,163,017          985,195
                                                 -------------    -------------
       TOTAL COSTS AND EXPENSES                      5,462,260        1,739,399
                                                 -------------    -------------

LOSS FROM OPERATIONS                                (4,313,545)      (1,798,548)

INTEREST EXPENSE                                        (9,319)          (2,906)
                                                 -------------    -------------

NET LOSS                                         $  (4,322,864)   $  (1,801,454)
                                                 =============    =============

LOSS PER SHARE - BASIC AND DILUTED               $       (0.13)   $       (0.05)
                                                 =============    =============

WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN CALCULATION OF BASIC AND
   DILUTED LOSS PER SHARE                           33,560,275       33,560,275
                                                 =============    =============

    The accompanying notes are an integral part of the financial statements.

                             INFOSEARCH MEDIA, INC.
                             ----------------------
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       -----------------------------------




                                           Common Stock           Additional         Other                              Total
                                   --------------------------      Paid-In      Comprehensive      Accumulated       Stockholders'
                                     Shares          Amount        Capital          Income           Deficit           Deficit
                                   -----------    -----------    -----------    --------------    --------------    --------------
BALANCE - December 31, 2002          7,880,520    $     7,881    $   248,282    $           --    $     (518,351)   $     (262,188)

   Foreign currency translation             --             --             --             3,262                --             3,262
   Net loss                                 --             --             --                --        (1,801,454)       (1,801,454)
                                   -----------    -----------    -----------    --------------    --------------    --------------

BALANCE - December 31, 2003          7,880,520          7,881        248,282             3,262        (2,319,805)       (2,060,380)

   Stock dividend                   30,420,685         30,421             --                --                --            30,421
   Effect of reverse acquisition   (8,440,798)        (8,441)      (308,143)           (3,262)               --          (319,846)
   Subscription receivable           3,699,868          3,700      3,474,561                --                --         3,478,261
   Net loss                                 --             --             --                --        (4,544,471)       (4,544,471)
                                   -----------    -----------    -----------    --------------    --------------    --------------

BALANCE - December 31, 2004         33,560,275    $    33,561    $ 3,414,700    $           --    $   (6,864,276)   $   (3,416,015)
                                   ===========    ===========    ===========    ==============    ==============    ==============


    The accompanying notes are an integral part of the financial statements.

                             INFOSEARCH MEDIA, INC.

                            STATEMENTS OF CASH FLOWS

                                                       Year Ended December 31,
                                                      ------------------------
                                                         2004         2003
                                                      ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                        $(4,322,864)  $(1,801,454)
                                                      ----------   -----------
     Adjustments to reconcile net loss to net
        cash provided by operating activities:
             Depreciation and amortization                77,798        19,933

     Changes in assets and liabilities:
         Accounts receivable                            (106,872)      (28,154)
         Prepaid expenses                                (31,652)      (17,404)
         Security deposit                                     --       (37,500)
         Accounts payable and accrued expenses           192,782       127,120
         Provision for refunds payable                   798,810            --
         Deferred revenue                              4,655,910     2,092,355
                                                      ----------   -----------
             Total adjustments                         5,586,776     2,156,350
                                                      ----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES              1,263,912       354,896
                                                      ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                               (190,109)      (80,862)
                                                      ----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                   (190,109)      (80,862)
                                                      ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments of capital lease obligations     (20,737)       (5,494)
     Loan to stockholders                                 69,486      (104,535)
     Employee advances                                    (4,000)           --
     Sale of common stock                                     --        40,000
                                                      ----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       44,749       (70,029)
                                                      ----------   -----------

NET INCREASE IN CASH                                   1,118,552       204,005

CASH - BEGINNING OF YEAR                                 210,406         6,401
                                                      ----------   -----------

CASH - END OF YEAR                                    $1,328,958   $  210,406
                                                      ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
         Cash paid for Interest                       $    9,319   $     2,906
                                                      ==========   ===========
         Cash paid for Taxes                          $   16,982   $       800
                                                      ==========   ===========
         Capital leases                               $   90,348   $     6,921
                                                      ==========   ===========
         Subscription receivable                      $3,478,261   $        --
                                                      ==========   ===========
         Deferred equity costs                        $  221,607   $        --
                                                      ==========   ===========
         Tax provision                                $  100,000   $        --
                                                      ==========   ===========

    The accompanying notes are an integral part of the financial statements.

                             InfoSearch Media, Inc.
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2004 and 2003

1. Organization and Nature of Operations

      Trafficlogic, Inc. (the "Company") merged into MAC Worldwide, Inc. ("MAC") on December 31, 2004 and changed its name to InfoSearch Media, Inc. ("InfoSearch Media"). As such, three related transactions were completed: (1) the merger (the "Merger") of Trafficlogic, Inc., a California corporation ("Trafficlogic") with and into a newly organized and wholly-owned subsidiary, Trafficlogic Acquisition Corp., a Delaware corporation ("Acquisition Sub"); (2) the disposition of MAC's wholly-owned operating subsidiary, Mimi & Coco, Inc., a Canadian corporation ("Mimi & Coco") (the "Split-Off"); and (3) the closing of a private placement offering of common stock, par value $0.001 per share (the "Common Stock") (the "Private Placement Transaction").

      The Company was a Sub Chapter S Corporation and is a Los Angeles-based global developer of leading-edge content based solutions that support the organic search marketing initiatives of its customers. The Company delivers branded original content directly to its customers' web sites. Further, the Company provides professional click-to-sale tracking and other analytical support. The Company lost its S election on January 5, 2004.

      On December 31, 2004, the Company completed a reverse triangular merger with MAC via its Acquisition Sub. MAC became the surviving company of the merger and changed its name to InfoSearch Media, Inc.

2. Going Concern

      The   accompanying   financial   statements   have  been   prepared  on  a
going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

      As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $6,864,276 at December 31, 2004 and, as of that date, a stockholders deficit of $3,416,015. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

      As an early stage growth company accumulated deficits are to be expected. As part of the growth process, the Company has added new revenue streams, is developing joint-ventures with major industry players and has engaged a bank to seek additional growth capital. These efforts are ongoing and management believes that the Company has sufficient capital to fund its operations through December, 2005.

3. Summary of Significant Accounting Policies

      These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The significant accounting policies used in the preparation of these financial statements are summarized below.

      Revenue Recognition

      The Company's revenues are derived principally from services, which include listing and placement fees on selected websites.

      The Company recognizes revenue on arrangements in according with Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and 104 "Revenue Recognition," and Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables." In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

      Customer deposits are initially recorded as deferred revenue. The Company recognizes revenue as earned on a click through basis. As the traffic moves through the web sites per click, the contract amount is recognized as revenue. "Click-throughs" are defined as the number of times a user clicks on an advertisement or search result.

      In 2004 approximately 45% of the Company's revenues were derived from one client's advertising. This client pays the Company fees at the end of each month for clicks on links displayed on the Company's websites that are sponsored by this client. The Company recognizes the revenue as reported to it by this client at the end of each month.

      The Company also receives revenue from web site design, web site content development and web traffic analysis. For these services, revenue is recognized when the service is complete, such as the design or analysis is delivered to and accepted by the customer. If a customer deposit is received in advance of work being completed, a deferred revenue liability account entry is created until the revenue is recognized.

      Cost of Sales

      A significant portion of the Company's cost of sales is related to content development for the web sites and advertising and is created through independent contractors. As such, the Company recognizes and expenses these costs at the time of delivery of the content.

      Advertising Costs

      The Company incurs advertising costs as part of its placement and listing services. The expense is recognized as the advertisements are placed. Advertising expense for years ended December 31, 2004 and 2003 were $421,780 and $49,627, respectively.

      Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Concentrations of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At December 31, 2004 the cash balances held at financial institutions were in excess of federally insured limits.

      Credit is generally extended based upon an evaluation of each customer's financial condition, with terms consistent in the industry and no collateral required. The Company determines an allowance for collectibility on a periodic basis. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible. The Company has one significant customer that makes up substantially all of the accounts receivable, however, there has not been any collection problems with the account. Sales to this major customer for year ended December 31, 2004 were 45% of total company sales.

      Fair Value of Financial Instruments

      The Company considers its financial instruments, which are carried at cost, to approximate fair value due to their near-term maturities.

      Long-Lived Assets

      Property and equipment is stated at cost and depreciation is provided for by the straight-line method over the related assets' estimated economic lives ranging from three to five years. Amortization of leasehold improvements is provided for by the straight-line method over the lesser of the estimated economic useful lives or the lease term. Property under capital leases is amortized over the lease terms and included in depreciation and amortization expense.

      Deferred Revenue

      Deferred revenue represents all payments received from customers in excess of revenue earned based on click-through activity (web site visitations) and will be recognized as actual click-throughs occur.

      Income Taxes

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

Accounting for Stock-Based Compensation

      During the years ended December 31, 2003 and 2004, there were 1,639,634 and 600,000 options were granted respectively, see Note 10, "Stock Option Plan". Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

      The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions at December 31, 2003 and 2004:

      Average risk free interest rate    5.0%
      Expected  lives (in years)          10
      Dividend yield                       0
      Expected volatility                  0

The following table presents the pro-forma net loss and net loss per share after giving effect to FAS123, "Accounting for Stock Based Compensation".

                                   December 31, 2003    December 31, 2004
                                   -----------------    -----------------
Net loss as reported                $  (1,801,454)     $  (4,322,864)
Less: FAS123 stock option expense   $     153,296      $     215,130
Pro-forma net loss                  $  (1,954,750)     $  (4,537,994)
Net loss per share as reported:
Basic                               $       (0.05)     $       (0.13)
Diluted                             $       (0.05)     $       (0.12)
Pro-forma net loss per share:
Basic                               $       (0.06)     $       (0.14)
Diluted                             $       (0.05)     $       (0.13)

      Applying SFAS 148 may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years and additional awards will likely be made each year.

      Applying SFAS 148 may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years and additional awards will likely be made each year.

      Recent Accounting Pronouncements

      In December 2004, the FASB issued Statement 123 r (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award

(with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. Adoption of FASB 123r will have a significant impact on the financial statements of the Company through the expensing of stock option grants.

4. Accounts Receivable

      At December 31, 2004, one customer accounted for all of the Company's accounts receivable. That customer also accounted for 45% of revenue over the year ended December 31, 2004. The Company has not experienced any problem with collectibility of the receivable.

5. Property and Equipment

      The property and equipment for the year ended December 31, 2004 was:

          Computer equipment                                         $  256,303
          Software                                                       31,841
          Other equipment                                                36,600
          Furniture and fixtures                                         36,521
          Leasehold Improvements                                         39,917
                                                                ---------------
          Total fixed assets                                            401,182
          Less: Accumulated depreciation                               (109,462)
                                                                ---------------
          Net property and equipment                                 $  291,720
                                                                ===============

      Depreciation expense for years ended December 31, 2004 and 2003 were $77,798 and $19,933, respectively.

      Property and equipment under capital leases were $108,893 and $18,545 at December 31, 2004 and 2003, respectively.

6. Deferred Revenue

      Deferred revenue represents all payments received from customers in excess of revenue earned based on click-through activity (web site visitations) and will be recognized as actual click-throughs occur.

      As of December 31, 2004 the current portion of the deferred revenue is $2,865,726 and the long term portion of the deferred revenue is $4,370,363. The Company allocates between the current portion and the long term portion based upon its historical experience and its estimate of click through activity over the succeeding twelve months.

7. Income Taxes

      The following table reconciles the Federal statutory rate of 35% to the Company's effective tax rate:

                                                Year Ended December 31,
                                             ----------------------------
                                                 2004             2003
                                             ------------    ------------
                                                               (Pro-forma)

Expected income tax (benefit)                $ (1,492,000)   $   (631,000)

State tax (benefit), net of Federal effect       (213,000)        (90,000)

Increase in valuation allowance                 1,705,000         721,000

                                             ------------    ------------
                                             $         --    $         --
                                             ============    ============


      Prior to 2004, the Company and its stockholders elected to be taxed under subchapter S of the Internal Revenue Code. As a result, all items of income or loss passed to the stockholders, and the stockholders were liable for all Federal and State income taxes on income earned by the Company through December 31, 2003. Therefore, the above reconciliation for 2003 is for pro-forma purposes only.

      Prior to 2004, the Company reported its income and deductions utilizing the cash method of accounting for Federal income tax purposes. Accordingly, certain items of income and expense were recognized in different years for income tax purposes than they were for financial statement purposes. Effective, January 1, 2004, the Company, under procedures established by the Internal Revenue Service ("IRS"), will be changing its method of accounting from the cash method to the accrual method. Simultaneously, the Company will be seeking to defer the recognition of income on its deferred revenue. The Company is not assured that the IRS will agree to allow the Company to defer such recognition. If the IRS does not permit the deferral, the Company could be liable for $450,000 in current income taxes for the year ended December 31, 2004.

      The components of the Company's deferred tax asset at December 31, 2004 are as follows:

         Net operating loss             $     1,705,000
         Valuation allowance                 (1,705,000)
                                        ---------------
                                        $            --
                                        ===============


      As of December 31, 2004, the Company has net operating losses totaling approximately $4,263,000, which will expire in 2024.

8. Net Loss Per Share

      Net loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Common equivalent shares are excluded from the computation of net loss per share as their effect would be anti-dilutive. There were 2,239,634 potentially dilutive shares outstanding as of December 31, 2004.

9. Stockholders' Deficit

      The authorized capital stock currently consists of 200,000,000 shares of Common Stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share, the rights and preferences of which may be established from time to time by our Board of Directors. As of December 31, 2004, there were 33,560,275 shares of our Common Stock issued and outstanding and options exercisable for 2,239,634 shares of Common Stock. No other securities, including without limitation any preferred stock, convertible securities, options, warrants, promissory notes or debentures are outstanding.

      Common Stock

      Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Accordingly, holders of a majority of the shares of Common Stock entitled to vote in any election of directors may elect all of the directors standing for election. Subject to preferences that may be applicable to any shares of preferred stock outstanding at the time, holders of Common Stock are entitled to receive dividends ratably, if any, as may be declared from time to time by our board of directors out of funds legally available therefore.

      Upon our liquidation, dissolution or winding up, the holders of our common stock are entitled to receive ratably, our net assets available after the payment of:

      a. all secured liabilities, including any then outstanding secured debt securities which we may have issued as of such time;

      b. all unsecured liabilities, including any then unsecured outstanding secured debt securities which we may have issued as of such time; and

      c.    all liquidation preferences on any then outstanding preferred stock.

      Holders of Common Stock have no preemptive, subscription, redemption or conversion rights, and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which we may designate and issue in the future.

      Preferred Stock

      Our  board  of  directors  is  authorized,   without  further  stockholder
approval, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. These shares may have rights senior to the Common Stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of us. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of Common Stock or could adversely affect the rights and powers, including voting rights, of the holders of Common Stock. At present, we have no plans to issue any shares of our preferred stock.

      The description of our securities contained herein is a summary only and may be exclusive of certain information that may be important to you. For more complete information, you should read our Certificate of Incorporation and its restatements and amendments, together with our corporate bylaws.

10. Stock Option Plan

      The 2004 Stock Option Plan (the "Plan") gives the board of directors the ability to provide incentives through grants or awards of stock options, stock appreciation rights, and restricted stock awards (collectively, "Awards") to present and future employees of us and our affiliated companies. Outside directors, consultants, and other advisors are also eligible to receive Awards under the Plan.

      A total of 5,212,500 shares of our Common Stock are reserved for issuance under the Plan. If an incentive award expires or terminates unexercised or is forfeited, or if any shares are surrendered to us in connection with an Award, the shares subject to such award and the surrendered shares will become available for further awards under the Plan.

      Shares issued under the Plan through the settlement, assumption or substitution of outstanding Awards or obligations to grant future Awards as a condition of acquiring another entity will not reduce the maximum number of shares available under the Plan. In addition, the number of shares subject to the Plan, any number of shares subject to any numerical limit in the Plan, and the number of shares and terms of any Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

      No more than 1,000,000 shares of the authorized shares may be allocated to Awards granted or awarded to any individual participant during any calendar year. Any shares of restricted stock and any shares underlying a grant of options that are forfeited will not count against this limit.

      The board of directors or one of its committees will administer the Plan. If Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and Rule 16b-3 under the Securities Exchange Act of 1934, as amended, apply to us and the Plan, then each member of the board or committee, which must have at least two members, must meet the standards of independence necessary to be classified as an "outside director" for purposes of Section 162(m) of the Code and a outside director for the purposes of Rule 16b-3. Subject to the terms of the Plan, the committee will have complete authority and discretion to determine the terms of Awards.

      The Plan authorizes the grant of Incentive Stock Options and Nonqualified Stock Options. Incentive Stock Options are stock options that satisfy the requirements of Section 422 of the Code. Nonqualified Stock Options are stock options that do not satisfy the requirements of Section 422 of the Code. Options granted under the Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The committee determines the period of time during which an Option may be exercised, as well as any vesting schedule, except that no Option may be exercised more than 10 years after the date of grant. The exercise price for shares of common stock covered by an Option cannot be less than the fair market value of the common stock on the date of grant.

Stock option transactions under the Plan were as follows:


                                                                                     Weighted
                                                            Number of                Average
                                                            Shares                   Exercise Price
                                                            --------------------     ------------------
     Outstanding options at January 1, 2004                 2,239,634                $1.00
     Options expired or cancelled
----------------------------------------------------------- -------------------------------------------
Outstanding options at December 31, 2004                    2,239,634                $1.00

The following information applies to options outstanding at December 31, 2004:

                                                                                Options
                                    Options outstanding                         Exercisable
                                    ---------------------------------------     ----------------
                                                           Weighted
                                                           average
                                    Number                 remaining            Number
        Exercise price              outstanding            life (years)         Exercisable
        ------------------------    ------------------     ----------------     ----------------
        $1.00                       2,239,634              8.7                  616,420



11. Related Party Transactions.

      As of December 31, 2004, the Company had a loan due from a stockholder totaling $25,000. This loan accrues interest at 7% and is payable on demand.

      In December 2004, the Company signed several promissory note agreements with an officer and a stockholder to settle outstanding balances owed to the Company. The notes total $781,410 in aggregate and bear interest at prime plus two percent, mature on December 5, 2004 and the earlier of

January 31, 2005 or the completion of a merger of the Company into MAC Worldwide and pay interest only until maturity when the principal is due and payable in its entirety. In December 2004 the officer paid the amount that was due on December 5, 2004. As of December 31, 2004, the officer does not owe any money to the Company.

12. Commitments and Contingencies

      The Company has entered into a non-cancelable operating lease for facilities through August 31, 2006. Rental expense was approximately $152,000 and $98,984 for years ended December 31, 2004 and 2003, respectively. At December 31, 2004, the future minimum lease payments for the years ending December 31 are as follows:

                  2005     $158,000
                  2006     $108,000

      The Company has entered into capital leases for equipment. The leases are for 24 and 36 months and contain bargain purchase provisions so that the Company can purchase the equipment at the end of each lease. The following sets forth the minimum future lease payments and present values of the net minimum lease payments under these capital leases:

                  Year ended December 31,
                  2005                                         $    44,717
                  2006                                              39,795
                  2007                                              18,632
                                                               -----------
                  Total minimum lease payments                     103,144
                  Less: Imputed interest                           (20,486)
                                                               -----------
                  Present value of net minimum lease payments  $    82,658
                                                               ===========

      The capitalized lease payments for the years ended December 31, 2004 and 2003 were $28,414 and $7,967, respectively.

      Provision for refunds payable

      The Company has estimated that it has guaranteed a certain amount of traffic to various customers. If the traffic is not delivered in the stipulated period the customer is entitled to a full refund of the deferred revenue balance. As of December 31, 2004 the Company had delivered 80% of the guaranteed traffic. For the remaining balances the Company has set up a $798,810 reserve for refunds payable.

      Provision for income taxes

      As part of the merger with MAC the Company agreed to pay any potential taxes liability related to the sale of the assets of Mimi and Cocos to certain shareholders of MAC. The Company has reserved $100,000 for such potential liability.

      Employment agreement

      On December 29, 2004 the Company signed a two year employment agreement with its President and Director ("President") which will automatically renew from year to year unless terminated by either party. The terms of the agreement include: Annual salary of $175,000, with a minimum increase of 10%; an annual bonus not to exceed $175,000 to be approved by the Board; 600,000 stock option grants at an exercise price of $1, the fair market value per share of the Company common stock at the date of this Agreement, to be vested 1/3 upon the six month anniversary of the grant date, 1/3 upon the one year anniversary of the grant date and the remainder upon the second anniversary of the grant date.

13. Private Placement and Merger

      On December 31, 2004, the Company completed a reverse triangular merger with MAC via its Acquisition Sub. MAC became the surviving company of the merger and changed its name to InfoSearch Media, Inc. At the effective time of the Merger (the "Effective Time"), the Company discontinued the current business plan to pursue the business and plan and operations of TrafficLogic. At the same time, all of the issued and outstanding shares of capital stock of Mimi & Coco, a subsidiary of MAC, were sold to Vincenzo Cavallo and Anthony Cavallo in consideration for 24,301,170 shares of Common Stock which have been retired (the "Split-Off"). Also, at the Effective Time, the holders of shares of common stock and options of TrafficLogic received 17,500,000 shares of Common Stock and Common Stock Equivalents, the former stockholders of MAC retained 14,000,035 shares of Common Stock and, the investors purchasing Common Stock in the Private Placement Transaction were sold 3,699,868 shares of Common Stock.

      As of December 31, 2004, the Company had sold 3,699,868 shares through the Private Placement for $3,478,261, net of expenses. The money was received by the Company on January 3, 2005.

      In the private placement the Company has a requirement to file a Registration Statement within 60 days of the closing of the private placement and has a requirement to get the statement effective within 120 days of the closing. The Company filed a form SB-2 registration statement on February 14, 2005 thereby meeting the filing requirement. The Company must get the registration statement effective by the end of the April, 2005 or there is a penalty of 1% of the principal amount of the proceeds. At this time the Company believes that it will meet this requirement as well.

14. Subsequent Events

      On January 1, 2005 the Company issued 300,000 common stock warrants to a financial advisor for services rendered in the merger. The warrants are exercisable at $1.00 per share, vest immediately and have a term of five years. On January 24, 2005, the Company issued options to purchase 150,000 shares of the Company's common stock to advisors for services rendered to the Company.

      On February 14, 2005 the Company filed a registration statement on form SB-2 to register 19,682,105 shares of common stock pursuant to the merger completed on December 31, 2004.