Form 10KSB/A
period 2004-12-31
InfoSearch Media, Inc.
filed 2005-04-29
CIK 1164327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-97385


                             InfoSearch Media, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


           Delaware                                               90-0002618
--------------------------------------------------------------------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


4086 Del Rey Avenue, Marina Del Rey, California                     90292
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for the year ended December 31, 2004 were approximately $2,799,622.

The aggregate market value of the voting stock held by non-affiliates of the Issuer, based on the average bid and asked prices on the Over the Counter Bulletin Board on April 27, 2005 was approximately $26,320,476.

The number of shares outstanding of the issuer's common stock, $0.001 par value ("Common Stock"), as of the latest practicable date: 33,830,275 shares as of April 27, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

                                TABLE OF CONTENTS

PART I

   ITEM 1.     DESCRIPTION OF BUSINESS.........................................1
   ITEM 2.     DESCRIPTION OF PROPERTY.........................................8
   ITEM 3.     LEGAL PROCEEDINGS...............................................8
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............8

PART II

   ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........8
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               AND FINANCIAL CONDITION.........................................8
   ITEM 7.     FINANCIAL STATEMENTS...........................................13
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................13
   ITEM 8A.    CONTROLS AND PROCEDURES........................................13
   ITEM 8B.    OTHER INFORMATION..............................................14

PART III

   ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS...............................14
   ITEM 10.    EXECUTIVE COMPENSATION.........................................16
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT.................................................18
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................19
   ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K...............................19
   ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................21

   EXHIBIT INDEX..............................................................23
   FINANCIAL STATEMENTS......................................................F-1

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

                                     PART I

Item 1. Description of Business

Business Overview

InfoSearch Media is a leading provider of content based, cost-effective search engine marketing services. We are both a search engine marketing firm, and an online media company with approximately 200 expert copywriters that contribute to our network of approximately 250,000 in-depth, topic-specific articles. We leverage the content on our network to generate qualified search engine traffic for our clients and currently have roughly 4,500 clients receiving traffic from our system.

The Company also leverages our team of specialty writers by offering professionally written content for our clients' websites. Finally, we provide web analytic services to help online marketers analyze their site visitors and improve their return on investment. The Company currently has 64 full-time employees and approximately 200 independent contractors (copywriters).

InfoSearch  Media's  clients  include  Netflix,   MatchNet,  Pitney  Bowes,  and
Price.com.

We were incorporated under the laws of Delaware on December 14, 2000 as MAC Worldwide, Inc. ("MAC") and were engaged in the manufacture and marketing of garments to the retail clothing industry with operations conducted through MAC's wholly-owned subsidiary Mimi & Coco, Inc. ("Mimi & Coco").

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

ArticleInsider

InfoSearch Media maintains a network of approximately 200 professional writers that contribute to its online properties, including its popular destination site at http://www.articleinsider.com. Search engine users visit ArticleInsider in order to review related articles, talk with others about specific subjects through online forums, and explore related websites.

The Company's ContentLogic service (http://www.contentlogic.com) leverages our base of writers to develop custom web content for site owners. The service aims to help businesses build more trust with their website visitors, increase conversion rates, and develop more free search engine traffic.

Services Overview

      o TrafficLogic - Currently the Company's primary revenue driver, the TrafficLogic product, provides our clients the opportunity to sponsor specific content within our network by placing contextual advertisements on related topic-specific articles. Internet users browse from the search results of any major search engine to the ArticleInsider content. Once they visit one of our articles, users either read the article and leave, or they click on an advertisement which generates revenue for us. In this way, the leads generated through ArticleInsider content provide online advertisers with double-qualified leads that match the exact demographic that is most likely to purchase their specific products or services.

      o ContentLogic - The Company launched ContentLogic to provide our clients the ability to purchase original, high-quality content created by our team of professional copywriters with expert knowledge in the search industry. Studies show that high quality content has the following three benefits to online businesses:


                  1. Higher Conversion Rates. High quality content builds trust and gives people a reason to repeatedly visit a specific site. Studies show that trust is the most important factor people consider when making a purchase online. Repeat visitors also result in more sales.

                  2. More Advertising Revenue. By using contextual advertising programs like Google Adsense, sites develop an additional source of profitable revenue.

                  3. Free Search Engine Traffic. Good quality content about the topic people are searching for generally yields significantly higher rankings among the major search engines.

Revenue Model

There are three primary revenue streams.

1. The first is the advertising revenue that the Company collects on a cost per click ("CPC") basis in return for delivering web visitors to the Company's roughly 4,500 clients with which it has direct relationships.

2. The second revenue stream is derived from web visitors we deliver to Google's advertisers through the Google "Adsense" program. Google compensates us monthly for the value of these clicks delivered to its advertisers. The value of each click is pre-determined by the Google advertiser's bid price. Google cuts the Company an undisclosed percentage of each click.

3. The third revenue stream involves the sale or licensing of content to online businesses. Clients either purchase the content outright for a fixed cost per page or license the content for a smaller amount each month, with an option to renew, purchase or return the content to the Company (at which time it can be added to the ArticleInsider network) at the end of the license period. License periods are generally for one year.

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

Business Strategy

The Company's strategy for the foreseeable future is as follows:

      o We will continue to develop and build our new ContentLogic product. While some clients purchase the content outright, many clients choose to license the content and pay a monthly fee for the right to place the custom content on their website. Over time, our base of residual, monthly licensing revenue is expected to grow. We anticipate that this will become a very stable, predictable revenue stream for the business.

      o We will continue to build out our content network, developing properties that will serve the interests of both search engines and their users. Initially, we expect to continue to develop general information articles as part of our ArticleInsider network (www.articleinsider.com), and the Company is exploring numerous other avenues to monetize our content network.

      o We will also continue to further diversify our product line. Based on the feedback and needs of our clients, we have begun to offer a few closely related services that will help our clients be successful with their online marketing initiatives. One example is our new Web Design service which helps clients ensure that their site is functioning optimally, both for the search engine spiders and the customers who visit their websites. We are currently outsourcing these product lines, but intend to bring them in-house when we have fully developed the expertise required and have hired the necessary personnel.

Uniqueness of Service

Several factors make the services provided by InfoSearch Media unique in the search engine advertising space.

      o Content Network - Owning our own content has many advantages since it gives us access to our own source of free search engine traffic, which we monetize through advertising revenue at very high margins. Other companies are forced to broker traffic, buying it from others and re-selling it at a much lower margin. Very few companies have attempted to develop their own content due to the costs and maintenance involved, which we believe we have learned to manage effectively.

      o Content Management Technology - The Company has developed proprietary technology which helps facilitate the creation of large amounts of quality content, both for its own network, as well as for its client's websites. Through an easy-to-use interface, writers, editors, analysts, and clients can all interact from the planning phase, through revision, and to the delivery phase, to ensure that high quality content is delivered and published.

      o Copywriter Network - Our pool of approximately 200 copywriters allows us to find specialists in a wide variety of fields and topics to guarantee that we write the most accurate and informative content possible for each subject matter. This large pool also allows us to tackle large content projects for larger clients, which have become more popular in recent months.

      o Higher Conversion Rates - Many of our clients maintain that the internet traffic that InfoSearch Media drives to its client's sites has a significantly higher conversion rate compared to other services. We believe this is because searchers visiting our information articles have been "qualified" twice; once when the user initiates their search and lands on ArticleInsider content, and once when the user clicks through from the ArticleInsider content to the client's site. As a result, those visitors who do choose to visit our client's site are more likely to make a purchase.

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

Sales, Marketing, Advertising and Promotion

As of April 27, 2005, InfoSearch Media had 34 full-time employees in its sales department. The Company's sales department currently focuses on adding new clients to its operating business. Advertising and promotion of our services is broken into two main categories: direct sales and online promotion.

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

The industry defined by the sale of online advertising and marketing services is highly competitive. Although overall internet advertising expenditures have increased in the last few years, the advertising industry has suffered in certain respects as many online businesses have ceased operations and many traditional businesses have scaled back their advertising budgets. We believe that today's typical internet advertiser is becoming more sophisticated regarding the different forms of internet advertising, how to purchase internet advertising in a cost-effective manner, and return on investment measurement. The competition for this pool of advertising dollars has also put downward pressure on price points, and online advertisers have demanded more effective means of reaching customers. The Company believes that these factors have contributed to the growth in performance-based advertising relative to certain other forms of online advertising and marketing, and as a result this sector has attracted many competitors.

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

Employees

As of April 27, 2005, we employed a total of 64 full-time employees and approximately 200 contracted copywriters. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

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

The closing bid price of our common stock on April 27, 2005 was $1.04. As of April 27, 2005, the Company had approximately 109 stockholders of record.

The Company has never declared or paid dividends on its common stock and currently does not intend to pay dividends on its common stock in the foreseeable future so that it may reinvest earnings in its business. The payment of dividends, if any, in the future is at the discretion of the Board of Directors.

Item 6.  Management's  Discussion  and  Analysis  of  Operations  and  Financial
         Condition

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below.

CRITICAL ACCOUNTING POLICIES

The Company described its critical accounting policies in Note 3, "Summary of Significant Accounting Policies" of the Notes to the Financial Statements for the Years Ended December 31, 2004 and 2003. The critical accounting policies are those that are most important to the portrayal of the financial condition and results of operations, and require the management's significant judgments and estimates. The consistent application of such critical accounting policies fairly depicts the financial condition and results of operations for all periods presented.

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

For our TrafficLogic product whereby we sell traffic to clients on a cost-per-click basis, customers pre-fund an account. These customer deposits are initially recorded as deferred revenue. The Company recognizes this revenue as earned on a click through basis based on the contract amount. "Click-throughs" are defined as the number of users clicking on an advertisement or search result.

In 2004 approximately 45% of the Company's revenues were derived from our relationship with Google. The Company displays Google Ads on its network, through Google's "Adsense" program. When a visitor clicks on one of Google's ads, Google immediately calculates and reports the amount of revenue we have earned for each click. We recognize this revenue as the click-throughs occur on the Google Ads.

The Company also receives revenue from the sale and license of customized content, website design, web site content development and web traffic analysis. For these services, revenue is recognized when the service is complete, such as when the content, design or analysis is delivered to the customer. If a customer deposit is received in advance of work being completed, a deferred revenue liability account entry is created until the revenue is recognized.

Cost of Sales

A significant portion of the Company's cost of sales is related to content development for the web sites and is created through independent contractors. As such, the Company recognizes and expenses these costs at the time of delivery of the content.

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

The Company has a partnership with Google that makes up substantially all of the accounts receivable, however, there has not been any collection problems with the account. Revenue associated with this partner for year ended December 31, 2004 were 45% of total company sales.

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

Accounting for Stock-Based Compensation

During the years ended December 31, 2003 and 2004, there were 1,639,634 and 600,000 options granted respectively, see Note 10, "Stock Option Plan". Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

The effect on net loss for the year ended December 31, 2004 if the Company had applied the fair value provisions of Statement of Financial Accounting Standards
(SFAS) No. 148 "Accounting for Stock Based Compensation," to stock-based employee compensation would is set forth in Note 3, "Accounting for Stock-Based Compensation."

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

The report of our independent auditors' note that the Company has an accumulated deficit and has suffered a history of losses and that these conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends on our attaining profitability and generating sufficient cash flow to meet our obligations. We do not believe that the history of losses will be a continuous trend, and we further believe that the loss and accumulated deficit will not have any adverse effect on our operations. Management believes that it has adequate working capital for the next 12 months.

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

Item 8B. Other Information.

None.

                                    PART III

Item 9. Directors and Executive Officers.

Set forth below is certain information regarding our executive officers and directors.

Name                       Age            Position
----                       ---            --------
Steve Lazuka               31             Founder, Director, President and
                                          Chief Executive Officer
Frank Knuettel, II         39             Chief Financial Officer
Kelly Bakst                39             Vice President and
                                          Chief Operating Officer
David Gagne                31             Vice President, Technology
Martial Chaillet           58             Director
Claudio Pinkus             48             Director

Steve Lazuka - Founder, Director, President and Chief Executive Officer. Prior to founding TrafficLogic in March 2002, Mr. Lazuka co-founded Website Results, a search marketing company, in September of 1998, which later was sold to 24/7 Real Media (TFSM), a publicly traded online media company, two years later. He later served as Vice President of Operations and Business Development for 24/7 Search, the search marketing division of 24/7 Real Media. While at 24/7 Search, Mr. Lazuka built several stand-alone divisions, all of which experienced hyper growth and maintained high profitability. He studied Business Management at John Carroll University.

Frank Knuettel, II -Chief Financial Officer on March 8, 2005. Prior to joining InfoSearch Media, Mr. Knuettel co-founded Internet Machines Corporation, where he held several positions, including Chief Executive Officer and Chief Financial Officer. While at Internet Machines Corporation, Mr. Knuettel raised almost $90 million in equity and debt, managed significant internal growth and ultimately led the sale of the business to IDT Corp. in 2004. Before founding Internet Machines, Mr. Knuettel was the CFO/COO of Viking Systems, where he was responsible for fundraising and building a strong financial foundation for the company in preparation for significant market growth. Prior to that, he was Vice President and Chief Financial Officer of Fightertown Entertainment, Inc. in Lake Forest, California. While at Fightertown, he was responsible for the development of the company's strategic and expansion plans as well as all financial operations. During his tenure, Fightertown's revenues quadrupled in two years. Mr. Knuettel is a cum laude graduate in economics from Tufts University and received an MBA in Finance and Entrepreneurial Management from The Wharton School, University of Pennsylvania.

Kelly Bakst - Vice President and Chief Operating Officer since December 31, 2004. Mr. Bakst brings over 20 years of operations and information technology experience to the Company, including extensive experience in the Internet, finance, healthcare, insurance and education sectors. Prior to joining TrafficLogic, Inc. in October 2004, Mr. Bakst was Director of Applications Development for Zenith National Insurance-Workman's Compensation Insurance and Vice President of Systems for Thomas Weisel Partners, LLC - a San Francisco based investment-banking firm. During his time at Thomas Weisel Partners, Mr. Bakst created CRM and trading systems from the ground up, and streamlined processes to allow for effective cost management. Additionally, Mr. Bakst has served as Director of Information Technology for Healthcare Recoveries, Inc. and as Executive Vice President of Technology for Evaluation Technologies, Inc.

David Gagne - Vice President, Technology since December 31, 2004. Mr. Gagne has been developing enterprise and Internet-based information architecture solutions for almost a decade. Mr. Gagne began his career as the lead programmer for a biotechnology company in North Central Florida. While there, he was integral in the creation of a corporate logistics/manufactured goods distribution and warehousing system. He has worked extensively in the fields of telecommunications, medical insurance claim management, and electronic entertainment media. Mr. Gagne has a wealth of experience managing business data systems and is accomplished in a wide range of programming languages. Mr. Gagne graduated with Honors from the University of Florida College of Liberal Arts and Sciences with a Bachelor's Degree in English.

Martial Chaillet - Director since February 23, 2005. Since January 1, 2003, Mr. Chaillet has served as Chairman and General Partner of MediaWin & Partners in Geneva, Switzerland. Founded by Mr. Chaillet, MediaWin is a private investment firm that takes significant ownership stakes in small to medium-sized private media companies, operating on a global basis. From 1972 through 2002, Mr. Chaillet served as Senior Vice President and Global Portfolio Manager of Capital Research and Management, the mutual fund arm of The Capital Group Companies, Inc., a leading global financial institution. At Capital Research, he was also in charge of global research for media and entertainment and telecom services and equipment companies. Mr. Chaillet was a member of the seven-member team awarded the title of Morningstar Fund Manager of the Year in 1999 in the International category. Mr. Chaillet is a member of the Board of Directors of SparkNet.com. Mr. Chaillet holds a degree in Business Administration with a concentration in Economics from the University of Geneva and graduated with honors from the Swiss Technical School with a degree in Electronics and Automation Systems.

Claudio Pinkus - Director. Mr. Pinkus brings 25 years of strategic technology management experience to the Company, with specific expertise in the search engine market. Mr. Pinkus served as Chief Operating Officer of Ask Jeeves International, Inc., as well as Chief Strategy Officer of Ask Jeeves, Inc. Prior to joining Ask Jeeves, he served as Chief Executive Officer of Bowne Global Solutions, the world's largest localization services provider.

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

Audit Committee and Audit Committee Financial Expert

Given our limited operations and resources, and the limited size of our management team, we do not have an audit committee or, therefore, an audit committee financial expert. At such time as our respective operations and management structure permit, we intend to establish an audit committee of independent directors and designate an audit committee financial expert to serve thereon.

Procedure for the Consideration of Board Candidates Submitted by Stockholders

The Board of Directors has adopted procedures for the submission of director nominees by stockholders for consideration by the Board. If a determination is made that an additional director is required, the Board will consider nominees submitted by the Company's stockholders. Stockholders can submit qualified names of nominees for director by writing to our Corporate Secretary, Louis W. Zehil at 1345 Avenue of the Americas, New York, New York 10105. For such nominee to be considered, the nomination must be received by the Corporate Secretary not less than 90 days prior to the date of the Company's proxy materials for the preceding year's annual meeting and the nomination must include the following information:

      o the name and address of the proposing stockholder as it appears on the Company's books and the number of shares of Common Stock that are owned beneficially by such stockholder (if the stockholder is not a holder of record appropriate evidence of the stockholder's ownership must be submitted with the nomination);

      o     the name, address and contact information of the nominee;

      o     a statement of the nominee' business and educational experience;

      o detailed information about any relationship or understanding between the proposing stockholder and the nominee or any other stockholder or group of stockholders; and

      o a statement that the nominee is willing to be considered and willing to serve as a director if nominated and elected.

Communications with the Board of Directors

The Board has established a process for shareholders to communicate with members of the Board. If you would like to contact the Board, you can do so by forwarding your concern, question or complaint to the Company's Corporate Secretary, Louis W. Zehil, at 1345 Avenue of the Americas, New York, New York 10105.

Item 10. Executive Compensation.

Summary Compensation Table

The following table summarizes the annual compensation paid to the Company's named executive officers for the three years ended December 31, 2004, 2003 and 2002:

--------------------------------------------------------------------------------
                                                                     Securities
                                                                     Underlying
                                                                    Options/SARs
         Name and Position         Year       Salary      Bonus         (#)
--------------------------------------------------------------------------------

Steve Lazuka                       2004      332,501        0          541,845
President and                      2003      219,000        0             0
Chief Executive Officer            2002       66,500        0             0

--------------------------------------------------------------------------------

Charles K. Dargan, II(1)           2004         0           0             0
Executive Vice President and       2003         0           0             0
Chief Financial Officer            2002         0           0             0

--------------------------------------------------------------------------------

Kelly Bakst(2)                     2004       28,125      1,000           0
Vice President and                 2003         0           0             0
Chief Operating Officer            2002         0           0             0

--------------------------------------------------------------------------------

David Gagne(3)                     2004         0           0          363,432
Vice President, Technology         2003         0           0             0
                                   2002         0           0             0

--------------------------------------------------------------------------------

(1) Mr. Dargan served as our Chief Financial Officer pursuant to a consulting agreement between the Company and CFO 911 from November 2004 through March 8, 2005 when Frank Knuettel, II was employed by the Company as Chief Financial Officer. Pursuant to the agreement between the Company and CFO 911, the Company paid CFO 911 $30,000 in fiscal year 2004 for Mr. Dargan's services.

(2) Kelly Bakst was hired as our Vice President and Chief Operating Officer as of October 2004.

(3) David Gagne was appointed as Vice President, Technology in connection with the Merger on December 31, 2004.

Option/SAR Grants in Last Fiscal Year

Name                              Number of Securities         Percent of Total         Exercise of
                                Underlying Options/SARs     Options/SARs Granted To      Base Price
                                      Granted (#)(1)         Employees in Fiscal Year      ($/Sh)       Expiration Date
------------------------------------------------------------------------------------------------------------------------
Steve Lazuka                           541,845                       90%                   $1.00          12/31/2014
President and
Chief Executive Officer
------------------------------------------------------------------------------------------------------------------------

(1) No other options/SARs were granted to executive officers during fiscal year 2004.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year end Option Values

None of our named executive officers exercised stock options in 2004.

Director Compensation

We compensate our non-employee directors for their services as members of our Board of Directors in the amount of $25,000 per year and $1,000 for each meeting of the Board of Directors that such directors attend. Additionally, on their appointment to the Board, Mr. Chaillet and Mr. Pinkus were granted restricted stock awards in the amount of 30,000 shares and 100,000 shares respectively which vest quarterly from the grant date of such awards and provide for full vesting on the first anniversary of the directors appointment to the Board. Management directors do not receive any compensation for their services as directors other than the compensation they receive as our officers.

Employment Agreements

We have entered into an executive employment agreement with Steve Lazuka. The employment agreement provides for an initial annual base salary of $175,000. The agreement provides for a minimum annual increase in base salary of 10% and additional increases at the discretion of the Board of Directors. The employment agreement also provides for an annual performance-based bonus of up to $175,000 as determined by the Company's Board of Directors. Under the agreement, Mr. Lazuka will also receive options to purchase up to 500,000 shares of our Common Stock made available under our 2004 Stock Option Plan (the "Plan") which vest over a three year period. Subsequent grants of stock options shall vest and be exercisable pursuant to the terms and conditions of the Plan. The exercise price of the options granted pursuant to this employment agreement is $1.00 per share and the exercise price of any future options granted to Mr. Lazuka will be the fair market value of our Common Stock on the date such options are granted.

Mr. Lazuka's employment agreement expires on December 31, 2006, subject to extension or earlier termination. The agreement provides that if Mr. Lazuka is terminated by us without cause or if he terminates his employment agreement for good reason, he will be entitled to his base salary, any bonus then earned and all health and benefits coverage in each case for the 12 months thereafter. At the election of Mr. Lazuka, in the event of such termination, his base salary and any bonus then earned is payable by the Company within 45 days after his last day of employment. Additionally, all stock options granted to him will immediately vest.

We also have entered into an executive employment agreement with Frank Knuettel. The employment agreement provides for an initial annual base salary of $175,000 provided that if Mr. Knuettel remains in the employment of the Company in the month following the second consecutive quarter that the Company is profitable on a GAAP basis, his base salary will increase to $185,000. The agreement provides for a potential target bonus of 30% of base salary contingent on the Company's achieving revenue and operating income goals and Mr. Knuettel's attaining individual goals established by the board of Directors. Under the agreement, Mr. Knuettel received options to purchase up to 262,500 shares of our Common Stock made available under the Plan which vest over a four year period. Subsequent grants of stock options shall vest and be exercisable pursuant to the terms and conditions of the Plan. The exercise price of the options granted pursuant to this employment agreement is and the exercise price of any future options granted to Mr. Knuettel will be the fair market value of our Common Stock on the date such options are granted. Additionally, under the agreement, Mr. Knuettel received a restricted stock award of 152,500 shares of Common Stock which vest over 48 months of Mr. Knuettel's employment with the Company.

The agreement provides that if Mr. Knuettel is terminated by us without cause or if he terminates his employment agreement for good reason, he will be entitled to his base salary and any bonus then earned and his base salary for the six month period following termination. At the election of Mr. Knuettel, in the event of such termination, his base salary and any bonus then earned is payable by the Company within 45 days after his last day of employment.

We also have entered into employment agreements with Mr. Bakst and Mr. Gagne which provide for an annual salary to Mr. Bakst in the amount of $135,000 and an annual salary to Mr. Gagne in the amount of $100,008. Other than provisions related to annual salary, the employment agreements contain substantially the same terms. Under these agreements, Mr. Bakst and Mr. Gagne may be awarded options to purchase our common stock in amount which the Board of Directors feels is appropriated based on their performance. Employment under these agreements is at will and therefore the Company may terminate these employees at any time and for any reason.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 27, 2005 by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group:

                                                                        Percent
      Name and Address of Beneficial Owner              Amount(1)       of Class
      ------------------------------------              ---------       --------
      Steve Lazuka                                      9,753,485         28.85%
      Frank Knuettel, II                                        0             *
      Kelly Bakst                                               0             *
      David Gagne(2)                                      242,288             *
      Martial Chaillet                                  1,089,474          3.22%
      Claudio Pinkus                                            0             *
      --------------------------------------------------------------------------
      All Executive Officers and
      Directors as a group                             11,085,247         32.07%

* represents beneficial ownership of less than 1%

(1) Beneficial ownership is calculated based on 33,830,275 shares of Common Stock outstanding as of April 27, 2005. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 27, 2005. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable.

(2) Includes 242,288 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 27, 2005.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2004, the number of securities outstanding under the Company's stock option plan, the weighted average exercise price of such options, and the number of options available for grant under such plan:

----------------------------------------------------------------------------------------------------------------------
                                                                                                      (c)
                                                                                               Number of securities
                                            (a)                          (b)                 remaining available for
                                    Number of securities       Weighted average exercise     future issuance under
                                to be issued on exercise of      price of outstanding       equity compensation plans
                                    outstanding options,         options, warrants and        (excluding securities
                                    warrants and rights                 rights               reflected in column(a))
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security                      2,239,634                        $1.00                    2,972,866
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans non
approved by security holders                     --                           --                           --
----------------------------------------------------------------------------------------------------------------------

Totals                                    2,239,634                        $1.00                    2,972,866
----------------------------------------------------------------------------------------------------------------------

Item 12. Certain Relationships and Related Transactions.

As of December 31, 2004, the Company had a loan due from a stockholder totaling $25,000. This loan accrues interest at 7% and is payable on demand.

In December 2004, the Company executed several promissory notes with an officer and a stockholder to settle outstanding balances owed to the Company. The notes total $781,410 in aggregate and bear interest at prime plus two percent, mature on December 5, 2004 and the earlier of January 31, 2005 or the completion of the Merger and pay interest only until maturity when the principal is due and payable in its entirety. In December 2004, the officer paid the amount that was due on December 5, 2004. As of December 31, 2004, the officer does not owe any money to the Company.

Item 13. Exhibits and Reports on Form 8-K.

(a)   The following exhibits are to be filed as part of this report:

-----------------------------------------------------------------------------------------------------------------------------
Exhibit No.             Description                                       Incorporated by Reference to Filings Indicated
-----------------------------------------------------------------------------------------------------------------------------
2.1                     Agreement and Plan of Merger and Reorganization   Exhibit 2.1 to Company's Current Report on Form
                        dated as of December 30, 2004 among               8-K filed on January 4, 2005 File No. 333-97385
                        TrafficLogic, Inc., MAC Worldwide, Inc. and
                        TrafficLogic Acquisition Corp.
-----------------------------------------------------------------------------------------------------------------------------
2.2                     Split Off Agreement dated December 30, 2004       Exhibit 2.2 to Company's Current Report on Form
                        among MAC Worldwide, Inc., Vincenzo Cavallo,      8-K filed on January 4, 2005 File No. 333-97385
                        Anthony Cavallo, Mimi & Coco, Inc. and
                        TrafficLogic, Inc.
-----------------------------------------------------------------------------------------------------------------------------
3.1.1                   Certificate of Incorporation                      Exhibit 3.1 to Company's Form SB-2 filed on July
                                                                          31, 2002, File Number 333-97385)
-----------------------------------------------------------------------------------------------------------------------------
3.1.2                   Certificate of Amendment to Certificate of        Exhibit 3.1.2 to Company's Current Report on Form
                        Incorporation of MAC Worldwide, Inc.              8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
3.1.3                   Certificate of Amendment to Certificate of        Exhibit 3.1.3 to Company's Current Report on Form
                        Incorporation of MAC Worldwide, Inc.              8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Exhibit No.             Description                                       Incorporated by Reference to Filings Indicated
-----------------------------------------------------------------------------------------------------------------------------
3.2                     Bylaws of MAC Worldwide, Inc.                     Exhibit 3.2 to Company's Form SB-2 filed on July
                                                                          31, 2002, File Number 333-97385
-----------------------------------------------------------------------------------------------------------------------------
10.1                    Employment Agreement dated December 29, 2004      Exhibit 10.1 to Company's Current Report on Form
                        between InfoSearch Media, Inc. and Steve Lazuka   8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
10.2                    Engagement Agreement dated September 27, 2004     Exhibit 10.2 to Company's Current Report on Form
                        between TrafficLogic, Inc. and CFO 911            8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
10.3                    Lock Up Agreements between MAC Worldwide, Inc.    Exhibit 10.3 to Company's Current Report on Form
                        and TrafficLogic, Inc. related to Common Stock    8-K filed on January 4, 2005 File No. 333-97385
                        acquired in the Merger by Steve Lazuka, Charles
                        Dargan, Kelly Bakst and David Gagne
-----------------------------------------------------------------------------------------------------------------------------
10.4                    Indemnity Agreements dated December 31, 2004      Exhibit 10.4 to Company's Current Report on Form
                        between InfoSearch Media, Inc. and Steve          8-K filed on January 4, 2005 File No. 333-97385
                        Lazuka, Charles Dargan, and Kelly Bakst
-----------------------------------------------------------------------------------------------------------------------------
10.5                    2004 Stock Option Plan                            Exhibit 10.5 to Company's Current Report on Form
                                                                          8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
10.6                    Subscription Agreement                            Exhibit 10.6 to Company's Current Report on Form
                                                                          8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
10.7                    Employment Agreement dated March 8, 2005          Exhibit 10.1 to Company's Current Report on Form
                        between InfoSearch Media, Inc. and Frank          8-K filed on March 14, 2005 File No. 333-97385
                        Knuettel, II
-----------------------------------------------------------------------------------------------------------------------------
10.8                    Indemnity Agreement dated March 8, 2005 between   Exhibit 10.8 to Company's Annual Report on Form
                        InfoSearch Media, Inc. and Frank Knuettel, II     10-KSB filed on April 15, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
10.9                    Indemnity Agreement dated December 31, 2004       Exhibit 10.9 to Company's Annual Report on Form
                        between InfoSearch Media, Inc. and Louis W.       10-KSB filed on April 15, 2005 File No. 333-97385
                        Zehil
-----------------------------------------------------------------------------------------------------------------------------
10.10                   Indemnity Agreement dated April 15, 2005          Exhibit 10.10 to Company's Pre-Effective
                        between InfoSearch Media, Inc. and Martial        Amendment No. 1 to Form SB-2 filed on April 22,
                        Chaillet                                          2005 File No. 333-122814
-----------------------------------------------------------------------------------------------------------------------------
14                      Code of Ethics                                    Exhibit 14 to Company's Annual Report on Form
                                                                          10-KSB filed on April 15, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
21                      List of Subsidiaries                              Exhibit 21 to Company's Current Report on Form
                                                                          8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
31                      Rule 13a-14(a)/15d-14(a) Certifications*
-----------------------------------------------------------------------------------------------------------------------------
32                      Section 1350 Certifications*
-----------------------------------------------------------------------------------------------------------------------------

----------------
* filed herewith

Item 14. Principal Accountant Fees and Services

Sherb & Co was the independent registered public accounting firm that audited the Company's financial statements for the fiscal years ending December 31, 2004 and 2003. The aggregate fees billed by Sherb & Co in connection with audit and non-audit services rendered for fiscal years 2004 and 2003 are as follows:

--------------------------------------------------------------------------------
                                  Fiscal Year 2004              Fiscal Year 2003
--------------------------------------------------------------------------------
Audit Fees(1)                         $     26,000                  $     36,000
--------------------------------------------------------------------------------
Audit-related Fees(2)                           --                            --
--------------------------------------------------------------------------------
Tax Fees(3)                           $      5,000                            --
--------------------------------------------------------------------------------
All Other Fees(4)                     $     13,400                            --
--------------------------------------------------------------------------------
TOTAL                                 $     44,400                  $     36,000
--------------------------------------------------------------------------------

(1) Represents fees for professional services rendered in connection with the audit of our annual financial statements, reviews of our quarterly financial statements and advice provided on accounting matters that arose in connection with audit services.

(2) Represents fees for professional services related to the audits of our employee benefit plan and other statutory or regulatory filings.

(3) Represents fees for tax services provided in connection with general tax matters.

(4) All other fees represent fees for services provided to the Company that are not otherwise included in the categories above which consist of fees for professional services related to the review of various reports of the Company for filing with the Commission.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized on April 29, 2005.

                                                    INFOSEARCH MEDIA, INC.

                                                    /s/ Steve Lazuka
                                                    ----------------------------
                                                    By: Steve Lazuka
                                                    Its: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: April 29, 2005                   /s/ Steve Lazuka
                                       -----------------------------------------
                                       By: Steve Lazuka
                                       Its: Chief Executive Officer and Director


Date: April 29, 2005                   /s/ Frank Knuettel, II
                                       -----------------------------------------
                                       By: Frank Knuettel, II
                                       Its: Chief Financial Officer


Date: April 29, 2005                   /s/ Claudio Pinkus
                                       -----------------------------------------
                                       By: Claudio Pinkus
                                       Its: Director

EXHIBIT INDEX

----------------------- ------------------------------------------------- ---------------------------------------------------
Exhibit No.             Description                                       Incorporated by Reference to Filings Indicated
----------------------- ------------------------------------------------- ---------------------------------------------------
2.1                     Agreement and Plan of Merger and Reorganization   Exhibit 2.1 to Company's Current Report on Form
                        dated as of December 30, 2004 among               8-K filed on January 4, 2005 File No. 333-97385
                        TrafficLogic, Inc., MAC Worldwide, Inc. and
                        TrafficLogic Acquisition Corp.
----------------------- ------------------------------------------------- ---------------------------------------------------
2.2                     Split Off Agreement dated December 30, 2004       Exhibit 2.2 to Company's Current Report on Form
                        among MAC Worldwide, Inc., Vincenzo Cavallo,      8-K filed on January 4, 2005 File No. 333-97385
                        Anthony Cavallo, Mimi & Coco, Inc. and
                        TrafficLogic, Inc.
----------------------- ------------------------------------------------- ---------------------------------------------------
3.1.1                   Certificate of Incorporation                      Exhibit 3.1 to Company's Form SB-2 filed on July
                                                                          31, 2002, File Number 333-97385)
----------------------- ------------------------------------------------- ---------------------------------------------------
3.1.2                   Certificate of Amendment to Certificate of        Exhibit 3.1.2 to Company's Current Report on Form
                        Incorporation of MAC Worldwide, Inc.              8-K filed on January 4, 2005 File No. 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
3.1.3                   Certificate of Amendment to Certificate of        Exhibit 3.1.3 to Company's Current Report on Form
                        Incorporation of MAC Worldwide, Inc.              8-K filed on January 4, 2005 File No. 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
3.2                     Bylaws of MAC Worldwide, Inc.                     Exhibit 3.2 to Company's Form SB-2 filed on July
                                                                          31, 2002, File Number 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
10.1                    Employment Agreement dated December 29, 2004      Exhibit 10.1 to Company's Current Report on Form
                        between InfoSearch Media, Inc. and Steve Lazuka   8-K filed on January 4, 2005 File No. 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
10.2                    Engagement Agreement dated September 27, 2004     Exhibit 10.2 to Company's Current Report on Form
                        between TrafficLogic, Inc. and CFO 911            8-K filed on January 4, 2005 File No. 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
10.3                    Lock Up Agreements between MAC Worldwide, Inc.    Exhibit 10.3 to Company's Current Report on Form
                        and TrafficLogic, Inc. related to Common Stock    8-K filed on January 4, 2005 File No. 333-97385
                        acquired in the Merger by Steve Lazuka, Charles
                        Dargan, Kelly Bakst and David Gagne
----------------------- ------------------------------------------------- ---------------------------------------------------
10.4                    Indemnity Agreements dated December 31, 2004      Exhibit 10.4 to Company's Current Report on Form
                        between InfoSearch Media, Inc. and Steve          8-K filed on January 4, 2005 File No. 333-97385
                        Lazuka, Charles Dargan, and Kelly Bakst
----------------------- ------------------------------------------------- ---------------------------------------------------
10.5                    2004 Stock Option Plan                            Exhibit 10.5 to Company's Current Report on Form
                                                                          8-K filed on January 4, 2005 File No. 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
10.6                    Subscription Agreement                            Exhibit 10.6 to Company's Current Report on Form
                                                                          8-K filed on January 4, 2005 File No. 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
10.7                    Employment Agreement dated March 8, 2005          Exhibit 10.1 to Company's Current Report on Form
                        between InfoSearch Media, Inc. and Frank          8-K filed on March 14, 2005 File No. 333-97385
                        Knuettel, II
----------------------- ------------------------------------------------- ---------------------------------------------------
10.8                    Indemnity Agreement dated March 8, 2005 between   Exhibit 10.8 to Company's Annual Report on Form
                        InfoSearch Media, Inc. and Frank Knuettel, II     10-KSB filed on April 15, 2005 File No. 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
10.9                    Indemnity Agreement dated December 31, 2004       Exhibit 10.9 to Company's Annual Report on Form
                        between InfoSearch Media, Inc. and Louis W.       10-KSB filed on April 15, 2005 File No. 333-97385
                        Zehil
----------------------- ------------------------------------------------- ---------------------------------------------------
10.10                   Indemnity Agreement dated April 15, 2005          Exhibit 10.10 to Company's Pre-Effective
                        between InfoSearch Media, Inc. and Martial        Amendment No. 1 to Form SB-2 filed on April 22,
                        Chaillet                                          2005 File No. 333-122814
----------------------- ------------------------------------------------- ---------------------------------------------------
14                      Code of Ethics                                    Exhibit 14 to Company's Annual Report on Form
                                                                          10-KSB filed on April 15, 2005 File No. 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
21                      List of Subsidiaries                              Exhibit 21 to Company's Current Report on Form
                                                                          8-K filed on January 4, 2005 File No. 333-97385
----------------------- ------------------------------------------------- ---------------------------------------------------
31                      Rule 13a-14(a)/15d-14(a) Certifications*
----------------------- ------------------------------------------------- ---------------------------------------------------
32                      Section 1350 Certifications*
----------------------- ------------------------------------------------- ---------------------------------------------------

----------------
* filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                             INFOSEARCH MEDIA, INC.
                          AUDITED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                            Page
                                                                            ----

Report of Registered Public Accounting Firm..............................    F-1

Balance Sheets as of December 31, 2004...................................    F-2
Statements of Operations for the
  years ended December 31, 2004 and 2003.................................    F-3
Statements of Stockholders' Deficits
  for the years ended December 31, 2004 and 2003.........................    F-4
Statements of Cash Flows for the
  years ended December 31, 2004 and 2003.................................    F-5

Notes to Financial Statements............................................    F-6

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


                                                    /s/ Sherb & Co., LLP
                                                    ----------------------------
                                                    Certified Public Accountants

New York, New York
March 11, 2005

                             INFOSEARCH MEDIA, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2004

                                     ASSETS

CURRENT ASSETS:
     Cash                                                                 $ 1,328,958
     Accounts receivable                                                      135,026
     Subscription receivable                                                3,478,261
     Due from related parties                                                  25,000
     Prepaid expenses and other current assets                                 49,056
                                                                          -----------
           TOTAL CURRENT ASSETS                                             5,016,301

EMPLOYEE ADVANCE                                                                4,000

PROPERTY AND EQUIPMENT                                                        291,720

SECURITY DEPOSIT                                                               37,500
                                                                          -----------

TOTAL ASSETS                                                              $ 5,349,521
                                                                          ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses, payroll and taxes             $   547,978
     Provision for income taxes                                               100,000
     Deferred revenue                                                       2,865,726
     Provision for refunds payable                                            798,810
     Current portion of capital lease obligations                              31,975
                                                                          -----------
           TOTAL CURRENT LIABILITIES                                        4,344,489

CAPITAL LEASE OBLIGATIONS                                                      50,684

DEFERRED REVENUE                                                            4,370,363

STOCKHOLDERS' DEFICIT:
     Preferred stock, undesignated, par value $0.001 per share,
        25,000,000 shares authorized; no shares issued and outstanding;
     Common stock, $0.001 par value, authorized 200,000,000 shares
        authorized; issued and outstanding 33,560,275                          33,561
     Additional paid in capital                                             3,414,700
     Accumulated deficit                                                   (6,864,276)
                                                                          -----------
           TOTAL STOCKHOLDERS' DEFICIT                                     (3,416,015)
                                                                          -----------

                                                                          $ 5,349,521
                                                                          ===========

     The accompanying notes are an integral part of the financial statements

                         INFOSEARCH MEDIA, INC.

                        STATEMENTS OF OPERATIONS




                                           Year Ended December 31,
                                        ----------------------------
                                            2004            2003
                                        ------------    ------------

NET SALES                               $  2,799,622    $    611,654
COST OF SALES                              1,650,907         670,803
                                        ------------    ------------
GROSS PROFIT                               1,148,715         (59,149)
                                        ------------    ------------

COSTS AND EXPENSES:
     Selling expenses                      2,299,243         754,204
     General and administrative            3,163,017         985,195
                                        ------------    ------------
         TOTAL COSTS AND EXPENSES          5,462,260       1,739,399
                                        ------------    ------------

LOSS FROM OPERATIONS                      (4,313,545)     (1,798,548)

INTEREST EXPENSE                              (9,319)         (2,906)
                                        ------------    ------------

NET LOSS                                $ (4,322,864)   $ (1,801,454)
                                        ============    ============

LOSS PER SHARE - BASIC AND DILUTED      $      (0.13)   $      (0.05)
                                        ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN CALCULATION OF BASIC AND
     DILUTED LOSS PER SHARE               33,560,275      33,560,275
                                        ============    ============











The accompanying notes are an integral part of the financial statements

                             INFOSEARCH MEDIA, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                           Common Stock              Additional         Other                              Total
                                     --------------------------        Paid-In       Comprehensive     Accumulated     Stockholders'
                                       Shares          Amount          Capital          Income           Deficit          Deficit
                                     -----------    -----------      -----------      -----------      -----------      -----------
BALANCE - December 31, 2002            7,880,520    $     7,881      $   248,282      $        --      $  (518,351)     $  (262,188)

     Foreign currency translation             --             --               --            3,262               --            3,262
     Net loss                                 --             --               --               --       (1,801,454)      (1,801,454)
                                     -----------    -----------      -----------      -----------      -----------      -----------

BALANCE - December 31, 2003            7,880,520          7,881          248,282            3,262       (2,319,805)      (2,060,380)

     Stock dividend                   30,420,685         30,421               --               --               --           30,421
     Effect of reverse acquisition    (8,440,798)        (8,441)        (308,143)          (3,262)              --         (319,846)
     Subscription receivable           3,699,868          3,700        3,474,561               --               --        3,478,261
     Net loss                                 --             --               --               --       (4,544,471)      (4,544,471)
                                     -----------    -----------      -----------      -----------      -----------      -----------

BALANCE - December 31, 2004           33,560,275    $    33,561      $ 3,414,700      $        --      $(6,864,276)     $(3,416,015)
                                     ===========    ===========      ===========      ===========      ===========      ===========

     The accompanying notes are an integral part of the financial statements

                             INFOSEARCH MEDIA, INC.

                            STATEMENTS OF CASH FLOWS

                                                         Year Ended December 31,
                                                       --------------------------
                                                           2004          2003
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                          $(4,322,864)   $(1,801,454)
                                                       -----------    -----------
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
            Depreciation and amortization                   77,798         19,933

     Changes in assets and liabilities:
        Accounts receivable                               (106,872)       (28,154)
        Prepaid expenses                                   (31,652)       (17,404)
        Security deposit                                        --        (37,500)
        Accounts payable and accrued expenses              192,782        127,120
        Provision for refunds payable                      798,810             --
        Deferred revenue                                 4,655,910      2,092,355
                                                       -----------    -----------
            Total adjustments                            5,586,776      2,156,350
                                                       -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                1,263,912        354,896
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                 (190,109)       (80,862)
                                                       -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                     (190,109)       (80,862)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments of capital lease obligations       (20,737)        (5,494)
     Loan to stockholders                                   69,486       (104,535)
     Employee advances                                      (4,000)            --
     Sale of common stock                                       --         40,000
                                                       -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                       44,749        (70,029)
                                                       -----------    -----------

NET INCREASE IN CASH                                     1,118,552        204,005

CASH - BEGINNING OF YEAR                                   210,406          6,401
                                                       -----------    -----------

CASH - END OF YEAR                                     $ 1,328,958    $   210,406
                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Cash paid for Interest                         $     9,319    $     2,906
                                                       ===========    ===========
        Cash paid for Taxes                            $    16,982    $       800
                                                       ===========    ===========
        Capital leases                                 $    90,348    $     6,921
                                                       ===========    ===========
        Subscription receivable                        $ 3,478,261    $        --
                                                       ===========    ===========
        Deferred equity costs                          $   221,607    $        --
                                                       ===========    ===========
        Tax provision                                  $   100,000    $        --
                                                       ===========    ===========

     The accompanying notes are an integral part of the financial statements

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

      The Company's TrafficLogic product whereby we sell traffic to clients on a cost-per-click basis, customers pre-fund an account. These customer deposits are initially recorded as deferred revenue. The Company recognizes this revenue as earned on a click through basis based on the contract amount. "Click-throughs" are defined as the number of users clicking on an advertisement or search result.

      In 2004 approximately 45% of the Company's revenues were derived from its relationship with Google. The Company displays Google Ads on its network, through Google's "Adsense" program. When a visitor clicks on one of Google's ads, Google immediately calculates and reports the amount of revenue the Company has earned for each click. The Company recognizes this revenue as the click thrus occur on the Google Ads.

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

      The Company has a partnership with Google that makes up substantially all of the accounts receivable, however, there has not been any collection problems with the account. Revenue associated with this partner for year ended December 31, 2004 were 45% of total company sales.

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

      --------------------------------------------------------------------------
                                          December 31, 2003    December 31, 2004
      --------------------------------------------------------------------------
      Net loss as reported                $(1,801,454)         $(4,322,864)
      --------------------------------------------------------------------------
      Less: FAS123 stock option expense   $   153,296          $   215,130
      --------------------------------------------------------------------------
      Pro-forma net loss                  $(1,954,750)         $(4,537,994)
      --------------------------------------------------------------------------

      --------------------------------------------------------------------------
      Net loss per share as reported:
      --------------------------------------------------------------------------
      Basic                               $     (0.05)         $     (0.13)
      --------------------------------------------------------------------------
      Diluted                             $     (0.05)         $     (0.12)
      --------------------------------------------------------------------------
      Pro-forma net loss per share:
      --------------------------------------------------------------------------
      Basic                               $     (0.06)         $     (0.14)
      --------------------------------------------------------------------------
      Diluted                             $     (0.05)         $     (0.13)
      --------------------------------------------------------------------------

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

4.    Accounts Receivable

      At December 31, 2004, the Company's Google partnership accounted for all of the Company's accounts receivable. Google income also accounted for 45% of revenue over the year ended December 31, 2004. The Company has not experienced any problem with collectibility of the receivable.

5.    Property and Equipment

      The property and equipment for the year ended December 31, 2004 was:

            Computer equipment                             $256,303

            Software                                         31,841
            Other equipment                                  36,600
            Furniture and fixtures                           36,521
            Leasehold Improvements                           39,917
                                                        -----------
            Total fixed assets                              401,182
            Less: Accumulated depreciation                 (109,462)
                                                        -----------
            Net property and equipment                     $291,720
                                                        ===========

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

7.    Income Taxes

      The following table reconciles the Federal statutory rate of 35% to the Company's effective tax rate:

                                                       Year Ended December 31,
                                                     ---------------------------
                                                         2004          2003
                                                     -----------    -----------
                                                                    (Pro-forma)

      Expected income tax (benefit)                  $(1,492,000)   $  (631,000)

      State tax (benefit), net of Federal effect        (213,000)       (90,000)

      Increase in valuation allowance                  1,705,000        721,000
                                                     -----------    -----------
                                                     $        --    $        --
                                                     ===========    ===========

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

      The components of the Company's deferred tax asset at December 31, 2004 are as follows:

      Net operating loss                             $ 1,705,000
      Valuation allowance                             (1,705,000)
                                                     -----------
                                                     $        --
                                                     ===========

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

Stock option transactions under the Plan were as follows:

                                                                    Weighted
                                                 Number of           Average
                                                  Shares          Exercise Price
                                              ---------------    ---------------
Outstanding options at January 1, 2004              2,239,634              $1.00
Options expired or cancelled
--------------------------------------------------------------------------------
Outstanding options at December 31, 2004            2,239,634              $1.00

The following information applies to options outstanding at December 31, 2004:

                                                                     Options
                              Options outstanding                  Exercisable
                     ---------------------------------------     ---------------
                                               Weighted
                                                average
                           Number              remaining             Number
Exercise price           outstanding          life (years)         Exercisable
-----------------    ------------------     ----------------     ---------------
$1.00                     2,239,634                8.7                616,420

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

      The Company has entered into capital leases for equipment. The leases are for 24 and 36 months and contain bargain purchase provisions so that the Company can purchase the equipment at the end of each lease. The following sets forth the minimum future lease payments and present values of the net minimum lease payments under these capital leases:

            Year ended December 31,
            2005                                                   $44,717
            2006                                                    39,795
            2007                                                    18,632
                                                           ---------------
            Total minimum lease payments                           103,144
            Less: Imputed interest                                 (20,486)
                                                           ---------------
            Present value of net minimum lease payments            $82,658
                                                           ===============

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