Form 10QSB
period 2005-03-31
InfoSearch Media, Inc.
filed 2005-05-13
CIK 1164327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 (Mark One)

     |X|           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               --------------

     |X|           TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT


For the transition period from __________ to ____________.


                        Commission file number 000-30248


                             INFOSEARCH MEDIA, INC.
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                             90-0002618
           --------                                             ----------
(State or other jurisdiction of                                (IRS Employer
  incorporation or organization)                             Identification No.)

              4086 Del Rey Avenue, Marina Del Rey, California 90292
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 437-7380
                                 --------------
                   (Small Business Issuer's telephone number)

Check whether the Small Business Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   |X|       No   |_|

As of May 5, 2005, 33,830,275 shares of the Small Business Issuer's common stock, $.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes   |_|       No   |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I -FINANCIAL INFORMATION

      Item 1.   Unaudited Interim Financial Statements

           Balance Sheet ................................................     2

           Statements of Operations .....................................     3

           Statements of Cash Flows .....................................     4

           Notes to Financial Statements ................................     5

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................    11

      Item 3.   Controls and Procedures..................................    15


PART II - OTHER INFORMATION

      Item 1.   Legal Proceedings........................................    15

      Item 2.   Unregistered Sales of Equity Securities..................    16

      Item 3.   Defaults Upon Senior Securities..........................    16

      Item 4.   Submission of Matters to a Vote of Security Holders......    16

      Item 5.   Other Information........................................    16

      Item 6.   Exhibits.................................................    16

SIGNATURES ..............................................................    18

                             INFOSEARCH MEDIA, INC.

                                  BALANCE SHEET

                                 MARCH 31, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                                           $ 4,544,525
     Accounts receivable                                                                419,382
     Due from related parties                                                            25,000
     Prepaid expenses and other current assets                                          190,265
                                                                                    -----------
        TOTAL CURRENT ASSETS                                                          5,179,172

EMPLOYEE ADVANCE                                                                          3,000

PROPERTY AND EQUIPMENT                                                                  334,620

CONTENT DEVELOPMENT                                                                     163,704

SECURITY DEPOSIT                                                                         37,500
                                                                                    -----------

                                                                                    $ 5,717,996
                                                                                    ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses, payroll and taxes                       $   310,272
     Provision for income taxes                                                         100,000
     Current portion of deferred revenue                                              2,865,726
     Provision for refunds payable                                                      731,009
     Current portion of capital lease obligations                                        32,117
                                                                                    -----------
        TOTAL CURRENT LIABILITIES                                                     4,039,124

CAPITAL LEASE OBLIGATIONS                                                                42,654

DEFERRED REVENUE                                                                      4,663,137

STOCKHOLDERS' DEFICIT:
     Preferred stock, undesignated, par value $0.001 per share, 25,000,000 shares authorized; no shares issued and outstanding;
     Common stock, $0.001 par value, authorized 200,000,000 shares;
            issued and outstanding 33,830,275                                            33,831
     Additional paid in capital                                                       3,807,511
     Accumulated deficit                                                             (6,868,261)
                                                                                    -----------
        TOTAL STOCKHOLDERS' DEFICIT                                                  (3,026,919)
                                                                                    -----------

                                                                                    $ 5,717,996
                                                                                    ===========

               The accompanying notes are an integral part of the
                         unaudited financial statements

                         INFOSEARCH MEDIA, INC.

                        STATEMENTS OF OPERATIONS

                                                Three Months Ended March 31,
                                             ---------------------------------
                                                 2005                2004
                                             ---------------------------------
                                              (Unaudited)          (Unaudited)

NET SALES                                    $  1,613,694         $    509,442
COST OF SALES                                     231,395              294,299
                                             ------------         ------------
GROSS PROFIT                                    1,382,299              215,143
                                             ------------         ------------

COSTS AND EXPENSES:
     Selling expenses                             466,328              394,374
     General and administrative                 1,160,978              414,937
                                             ------------         ------------
         TOTAL COSTS AND EXPENSES               1,627,306              809,311
                                             ------------         ------------

LOSS FROM OPERATIONS                             (245,007)            (594,168)

INTEREST INCOME                                    19,416                4,829
                                             ------------         ------------

NET LOSS                                     $   (225,591)        $   (589,339)
                                             ============         ============

LOSS PER SHARE - BASIC AND DILUTED           $      (0.01)        $      (0.02)
                                             ============         ============

WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN CALCULATION OF BASIC AND
     DILUTED LOSS PER SHARE                    33,816,608           33,560,275
                                             ============         ============

               The accompanying notes are an integral part of the
                         unaudited financial statements

                             INFOSEARCH MEDIA, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                 Three months ended March 31,
                                                                                -------------------------------
                                                                                    2005                2004
                                                                                -------------------------------
                                                                                (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $  (225,591)        $  (598,997)
                                                                                -----------         -----------
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
            Depreciation and amortization                                            44,455              11,940
            Stock based compensation                                                143,080                  --

     Changes in assets and liabilities:
        Accounts receivable                                                        (284,356)           (151,868)
        Prepaid expenses and other current assets                                  (141,209)             17,404
        Accounts payable and accrued expenses                                      (237,706)           (116,571)
        Amounts refunded to customers                                               (67,801)                 --
        Deferred revenue                                                            292,774           1,267,075
                                                                                -----------         -----------
            Total adjustments                                                      (250,763)          1,027,980
                                                                                -----------         -----------

NET CASH (USED IN) AND PROVIDED BY OPERATING ACTIVITIES                            (476,354)            428,983
                                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures - Fixed assets                                            (78,493)            (31,245)
     Capital expenditures - Content development                                    (172,566)                 --
                                                                                -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                                              (251,059)            (31,245)
                                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments of capital lease obligations                                 (7,888)             (3,451)
     Loan to stockholders                                                                --            (117,502)
     Gross proceeds from private placement                                        3,699,868                  --
     Employee advances                                                                1,000                  --
     Sale of common stock                                                           250,000                  --
                                                                                -----------         -----------
NET CASH PROVIDED BY AND (USED IN) FINANCING ACTIVITIES                           3,942,980            (120,953)
                                                                                -----------         -----------

NET INCREASE IN CASH                                                              3,215,567             276,785

CASH - BEGINNING OF PERIOD                                                        1,328,958             210,407
                                                                                -----------         -----------

CASH - END OF PERIOD                                                            $ 4,544,525         $   487,192
                                                                                ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Cash paid for interest                                                  $     3,739         $     4,829
                                                                                ===========         ===========
        Capital leases                                                          $    90,348         $    30,937
                                                                                ===========         ===========

               The accompanying notes are an integral part of the
                         unaudited financial statements

                             INFOSEARCH MEDIA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements for the three-month periods ended March 31, 2005 and 2004 have been prepared by InfoSearch Media, Inc. (the "Company")in accordance with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission (the "Commission") including Regulation S-B and accounting principles generally accepted in the United States ("GAAP"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and other adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such instructions, rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented clear and straightforward. For a more complete understanding of the Company's financial position, these financial statements should be read in conjunction with the audited financial statements and explanatory notes in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Commission on April 29, 2005.

The results of the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

2. Organization and Nature of Operations

On December 31, 2004, Trafficlogic, Inc., a California corporation ("Trafficlogic") merged with MAC Worldwide, Inc. ("MAC"); the surviving company changed its name to InfoSearch Media, Inc. ("InfoSearch Media" or the "Company"). Such merger consisted of three related transactions: (1) the merger (the "Merger") of Trafficlogic with and into a newly organized and wholly-owned subsidiary of MAC, Trafficlogic Acquisition Corp., a Delaware corporation, which later changed its name to Trafficlogic, Inc. ("Acquisition Sub"); (2) the disposition of MAC's wholly-owned operating subsidiary, Mimi & Coco, Inc., a Canadian corporation ("Mimi & Coco") (the "Split-Off"); and (3) the closing of a private placement offering of common stock, par value $0.001 per share (the "Common Stock") (the "Private Placement Transaction").

InfoSearch Media, Inc. is a Los Angeles-based global developer of leading-edge content based solutions that support the organic search marketing initiatives of its customers. The Company also delivers, through outright sales, branded original content directly to its customers' websites. Further, the Company initiated leasing of branded original content in April 2005 and provides professional click-to-sale tracking and other analytical support. The Company, originally a Sub Chapter S Corporation, lost its S election on January 5, 2004 and is now organized as a Sub Chapter C Corporation.

3. Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $(6,868,261) at March 31, 2005 and, as of that date, a stockholders' deficit of $(3,026,919). These conditions raise doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

However, as an early stage growth company accumulated deficits are to be expected. As part of the growth process, the Company has added new revenue streams and is developing joint-ventures with major industry players. These efforts are ongoing and management believes that the Company has sufficient capital to fund its operations through December, 2005.

4. Significant Accounting Policies

These financial statements have been prepared in accordance with GAAP. The significant accounting policies used in the preparation of these financial statements are summarized below.

Revenue Recognition

The Company's revenues are derived principally from services, which include sales of unique content developed for its clients, the Google Adsense affiliate program, listing and placement fees on selected websites through its ArticleInsider network, website design and other related services.

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

Customer deposits are initially recorded as deferred revenue. For ArticleInsider-related revenue, the Company recognizes revenue earned on a click-through basis. As the traffic moves through the websites, the per click contract amount is recognized as revenue. Click-throughs are defined as the number of users that click on an advertisement or search result.

For the three months ended March 31, 2005, approximately 38% of the Company's revenues were derived from the Google Adsense program. Google pays the Company fees on a monthly basis for clicks on links displayed on the Company's websites that are sponsored by Google. The Company recognizes the revenue as reported to it by this client at the end of each month.

The Company also receives revenue from website design, website content development and website traffic analysis. For these services, revenue is recognized when the service is complete, such as when the design or analysis is delivered to and accepted by the customer. If a customer deposit is received in advance of work being completed, a deferred revenue liability account entry is created until the revenue is recognized.

Cost of Sales

A significant portion of the Company's cost of sales is related to content development for the Company's ArticleInsider portfolio and content developed for sale to clients. The content is developed through editors, keyword analysts and independent contractors who write and edit the copy and analyze the keywords. The Company recognizes and expenses those costs related to the content developed for sales to clients as the cost is incurred. Through December 31, 2004, the Company's practice was to expense the cost of content developed for the ArticleInsider network as the costs were incurred. In order to better match costs to revenues, the Company, as of January 1, 2005 and with the advice and consent of its auditors, began amortizing ArticleInsider related content development costs over the expected life of thirty-six months. The Company is currently evaluating the effects of this change in accounting policy on prior periods and any adjustments found necessary will be included in the Company's financial statements for the quarter ending June 30, 2005.

Accounting for Stock-Based Compensation

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

The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions at March 31, 2005:

      Average risk free interest rate                                 4.30%
      Expected lives (in years)                                      10
      Dividend yield                                                  0
      Expected volatility                                            61.18%

The following table presents the pro-forma net loss and net loss per share after giving effect to FAS123, "Accounting for Stock Based Compensation."

                                                       March 31,
                                                2005               2004
                                             -----------------------------
      Net loss as reported                   $  (225,591)      $  (589,339)
      Less: FAS123 stock option expense      $    43,823       $    40,992
                                             -----------------------------
      Pro-forma net loss                     $  (269,414)      $  (630,331)
                                             -----------------------------

      Net loss per share as reported:
      Basic                                  $     (0.01)      $     (0.02)
      Diluted                                $     (0.01)      $     (0.02)
      Pro-forma net loss per share:
      Basic                                  $     (0.01)      $     (0.02)
      Diluted                                $     (0.01)      $     (0.02)

Applying SFAS 148 may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years and additional awards will likely be made each year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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


5. Accounts Receivable

At March 31, 2005 and 2004, one partner accounted for all of the Company's accounts receivable. That partner also accounted for 38% and 41% of revenue for the periods ended March 31, 2005 and 2004, respectively. The Company has not experienced any problem with collectibility of the receivable.

6. Deferred Revenue

Deferred revenue represents all payments received from customers in excess of revenue earned based on click-through activity (website visitations) and will be recognized as actual click-throughs occur.

As of March 31, 2005, the current portion of the deferred revenue is $2,865,726 and the long term portion of the deferred revenue is $4,663,137. The Company allocates between the current portion and the long term portion based upon its historical experience and its estimate of click-through activity over the succeeding twelve months.

7. Net Loss Per Share

Net loss per share is computed as net loss divided by the weighted average number of shares of Common Stock outstanding for the period. Common Stock Equivalent shares are excluded from the computation of net loss per share as their effect would be anti-dilutive. There were 2,282,831 potentially dilutive Common Stock Equivalents outstanding as of March 31, 2005.

8. Stockholders' Deficit

On January 24, 2005, the Company granted a consultant an option exercisable for 150,000 shares of Common Stock with an exercise price of $3.25 per share. For the three months ended March 31, 2005, the Company recognized costs of $67,080 for this issuance.

On February 18, 2005, the Company issued 20,000 shares of Common Stock to a consultant for services rendered to the Company. At the time of issuance, these shares had an estimated market price of $3.80 per share. The Company expensed the full value of the shares as a result of the Company's termination of the services of the consultant during the three months ended March 31, 2005. The Company recorded stock based compensation of $76,000 related to this issuance.

9. Related Party Transactions

As of March 31, 2005, the Company had a loan due from a stockholder totaling $25,000. This loan accrues interest at 7% and is payable on demand.

10. Commitments and Contingencies

Reserve for refunds

The Company has estimated that it has guaranteed a certain amount of traffic to various customers. If the traffic is not delivered in the stipulated period the customer is entitled to a full refund of the deferred revenue balance. As of March 31, 2005, the Company had delivered 80% of the guaranteed traffic. For the remaining balances the Company has set up a $731,009 reserve for refunds payable as of March 31, 2005.

Employment agreements

The Company entered into an executive employment agreement with Steve Lazuka as the Company's principal executive officer. The employment agreement provides for an initial annual base salary of $175,000. The agreement provides for a minimum annual increase in base salary of 10% and additional increases at the discretion of the Board of Directors. The employment agreement also provides for an annual performance-based bonus of up to $175,000 as determined by the Company's Board of Directors. Under the agreement, Mr. Lazuka was awarded options to purchase up to 500,000 shares of our Common Stock made available under our 2004 Stock Option Plan (the "Plan") which vest over a three year period. Subsequent grants of stock options shall vest and be exercisable pursuant to the terms and conditions of the Plan. The exercise price of the options granted pursuant to this employment agreement is $1.00 per share and the exercise price of any future options granted to Mr. Lazuka will be the fair market value of our Common Stock on the date such options are granted.

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

The Company entered into an executive employment agreement with Frank Knuettel as the Chief Financial Officer. The employment agreement provides for an initial annual base salary of $175,000 provided that if Mr. Knuettel remains in the employment of the Company in the month following the second consecutive quarter that the Company is profitable on a GAAP basis, his base salary will increase to $185,000. The agreement provides for a potential target bonus of 30% of base salary contingent on the Company's achieving revenue and operating income goals and Mr. Knuettel's attaining individual goals established by the Board of Directors. The agreement provides for the issuance to Mr. Knuettel of 152,500 shares of restricted Common Stock and options to purchase 262,500 shares of Common Stock, both of which vest over a four year period.

Income taxes

The Company has reserved $100,000 for a potential tax liability associated with the Split Off of Mimi & Coco to certain shareholders of MAC.

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

Item 2:  Management's  Discussion  and  Analysis  of  Operations  and  Financial
Condition

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934. These forward-looking statements are based largely on our current expectations and projections as they relate to our future results, prospects, developments, and business strategies. These forward-looking statements may be identified by the use of terms and phrases such as "expects", "anticipates", "intends", "plans", "believes", "estimate", "predict", "target", "may", "could", "will" and variations of these terms including references to assumptions. These forward-looking statements are subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. The following discussion should be read in conjunction with the attached financial statements and notes thereto. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove to be incorrect, our actual results may vary materially from those expected or projected. We assume no obligation to update the matters discussed in this report except as required by applicable law or regulation.

CRITICAL ACCOUNTING POLICIES

The Company described its critical accounting policies in Note 3, "Summary of Significant Accounting Policies" of the Notes to the Financial Statements for the Years Ended December 31, 2004 and 2003 included in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 29, 2005. The critical accounting policies are those that are most important to the portrayal of the financial condition and results of operations, and require management's significant judgments and estimates. The application of such critical accounting policies fairly depicts the financial condition and results of operations for all periods presented.

A significant portion of the Company's cost of sales is related to content development for the Company's ArticleInsider portfolio and content developed for sale to clients. The content is developed through editors, keyword analysts and independent contractors who write and edit the copy and analyze the keywords. The Company recognizes and expenses those costs related to the content developed for sales to clients at the time the content is delivered. Through December 31, 2004, the Company's practice was to expense the cost of content development for ArticleInsider as the costs were incurred. In order to better match costs to revenues, the Company, as of January 1, 2005 and with the advice and consent of its auditors, began amortizing ArticleInsider-related content development costs over the expected life of thirty-six months.

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

PLAN OF OPERATION

The Company expects to continue its revenue growth in 2005 and to continue to approach profitability. Online marketing, advertising and search services are growing rapidly. According to U.S. Bancorp Piper Jaffray, the domestic and global search industry is expected to reach $11 and $21 billion respectively by 2010. Search is the second most popular activity on the web, behind only email, with more than 550 million searches currently performed daily worldwide, of which 245 million are currently performed in the United States. This massive volume of searches has lead many advertisers to dramatically increase their level of advertising investment in search-based promotional methods. According to MediaPost, 2004 advertising budgets for search engine channels grew 41% from 2003 levels. The Company believes that the expansion in this sector will continue to drive strong revenue growth in 2005 and beyond.

The Company is targeting this market through two primary product groups as follows:

TrafficLogic - The Company operates the website ArticleInsider.com, which contains approximately 250,000 articles and through which traffic is driven to our advertisers. We sell this advertising service to our customers as the TrafficLogic product. It provides our clients the opportunity to sponsor specific content within our network by placing contextual advertisements on related topic-specific articles. Internet users browse from the search results of any major search engine to the ArticleInsider content. Once they visit one of our articles, users can either read the article and leave, or they can click on an advertisement which generates revenue for us. In this way, the leads generated through ArticleInsider content provide online advertisers with double-qualified leads that match the exact demographic that is most likely to purchase their specific products or services.

ContentLogic - The Company launched ContentLogic to provide our clients the ability to purchase original, high-quality content created by our team of professional copywriters with expert knowledge in search. Studies show that high quality content has the following three benefits to online businesses:

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

The Company derives revenue from these two product groups through the following three methods:

      The first is the advertising revenue that the Company collects on a cost per click ("CPC") basis in return for delivering web visitors through the Company's ArticleInsider.com network to the Company's 4,500 clients with which it has direct relationships.

      The second revenue stream is derived from web visitors we deliver to Google's advertisers through the Google "Adsense" program, also through the Company's ArticleInsider.com network of articles. Google compensates us monthly for the value of these clicks delivered to its advertisers. The value of each click is pre-determined by the Google advertiser's bid price. Google sends the Company an undisclosed percentage of each click.

      The third revenue stream involves the sale or licensing of content to online businesses. Clients either purchase the content outright for a fixed cost per page or license the content (a service which the Company launched in April 2005), for a smaller amount each month, with the option to renew (at a lower price), purchase or return the content to the Company (at which time it can be added to the ArticleInsider network) at the end of the license period. License periods are generally one year.

The Company is also in the process of evaluating other potential business opportunities related to its network and content development capabilities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

REVENUES

Revenues increased 217% to $1,613,694 for the three months ended March 31, 2005 from $509,442 for the three months ended March 31, 2004. The increase in revenue is due to increased sales of contextual advertising on ArticleInsider, the growth of the Google Adsense program, and sale of proprietary content, as well as sales of website design and web traffic analysis. The Company experienced significant growth in revenue related to the following product lines: the Company's emphasis on its content development program was rewarded with an increase of $561,583, sales in the Google Adsense program increased by $409,992 and ArticleInsider related revenue increased by $113,382. The Company has increased revenues as the online marketing industry has expanded in 2004 and 2005.

COST OF SALES AND GROSS PROFIT

The Company had a gross profit of $1,382,299 and a gross margin of 86% for the three months ended March 31, 2005 versus a gross profit of $215,143 and a gross margin of 42% for the comparable period of 2004. The cost of sales consists principally of content development for sale to our clients as well as content developed for the ArticleInsider.com network. The increase in the gross profit and the gross margin is mainly due to the increased emphasis on the content development program, the increase in the Google Adsense program, which has a high gross profit margin, lower overall costs of development related to ArticleInsider and a change in accounting policy. For the first quarter of 2005, $172,566 in cost of ArticleInsider related content development expenses are being amortized over an expected life of thirty-six months in order to better match costs to revenue.

OPERATING EXPENSES

Operating expenses consist of selling expenses and general and administrative expenses.

Selling expenses consist of costs incurred to develop and implement marketing and sales programs for the organic search marketing initiatives. These include costs required to staff the marketing department and develop a sales and marketing strategy, participation in trade shows, media development and advertising. These costs also include the expenses of hiring sales personnel and maintaining a customer support call center. These costs increased from $394,374 in the three months ended March 31, 2004 to $466,328 in the same period of 2005 as the Company hired new sales and marketing staff to take advantage of the increasing trend in corporate spending on online marketing and advertising.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, depreciation and amortization and other overhead related costs. These costs increased to $1,160,978 from $414,937 in the three months ended March 31, 2005 from the same period ended March 31, 2004. This increase is attributed to the hiring of new personnel to address the regulatory requirements of being a public company, meet the expected growth of the Company as it expands in the online marketing industry and non-cash compensation of $143,080 associated with consultants. Non-cash compensation expenses associated with outside consultants are expected to taper off after the second quarter of 2005.

OTHER NON-OPERATING INCOME/EXPENSE

Other non-operating net income is substantially comprised of interest income received on the cash balances the Company maintains in money market accounts. Interest income, increased to $19,416 from $4,829 in the three months ended March 31, 2005 as compared to March 31, 2004 due to the increased cash balances from the Private Placement Transaction of Common Stock.

NET LOSS

The net loss decreased to $225,591 or $0.01 per share in the three months ended March 31, 2005 from $589,339 or $0.02 per share in the comparable period of 2004. This improvement was due to increase in revenues and gross profit, slightly offset by increased sales and marketing, general and administrative spending and non-cash compensation associated with option grants to consultants. The Company is expanding in the online marketing industry and has increased its customer base such that the revenue generating capacity has improved with the increase in online traffic evidenced by the increase in click-throughs.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $4,057,333 to $4,544,525 in the three months ended March 31, 2005. This is mainly due to the successful Private Placement Transaction of Common Stock completed in December 2004, from which $3,728,262 in net cash was received in January 2005.

Cash used in operating activities of $476,354 in the three months ended March 31, 2005, consisted of the use of cash in the net loss of $225,591 and other items enumerated below. The net loss was derived from increased operating expenses, offset primarily by non-cash charges of $44,455 in depreciation and amortization and $143,080 in equity compensation to consultants. Other operating activities that used cash were $250,763 in the net change of current assets and current liabilities. This decrease resulted primarily from increases in accounts receivable of $284,356, prepaid expenses and other current assets of $141,209, decreases in accounts payable and accrued expenses of $237,706, and amounts refunded to customers of $67,801 offset somewhat by increase in deferred revenue of $292,774.

For the three months ended March 31, 2004, $428,983 of cash was provided by operating activities. This amount principally consisted of the cash used in the net loss of $598,997 offset by $11,940 of depreciation and amortization and an increase in cash of $1,027,980 related to the net change of current assets and current liabilities. This increase resulted primarily from increases in deferred revenue of $1,267,075, increases in accounts receivable of $151,868 and a decrease in accounts payable and accrued liabilities of $116,571, offset slightly by a decrease in prepaid expenses of $17,404.

Cash used in investing activities for periods ended March 31, 2005 and 2004 was $251,059 and $31,245 respectively. The Company used $78,493 to purchase property and equipment and $172,566 for development of content related to the expansion of its ArticleInsider network.

Cash provided by financing activities for the three months ended March 31, 2005 of $3,942,980 was due to the receipts of gross proceeds from the Private

Placement Transaction of $3,699,868 and $250,000 from the oversubscription of the Private Placement Transaction (for a total of $3,728,262, net of costs) and the repayment of employee advances of $1,000 offset by principal payments on capital leases of $7,888. The $120,953 of cash used in financing activities for the three months ended March 31, 2004 was due to an increase in loans to stockholders of $117,502 and principal payments on capital leases of $3,451.

As of March 31, 2005, the Company had cash and cash equivalents amounting to $4,544,525, an increase of $4,057,333 from the balance at March 31, 2004. The Company has net working capital of $1,140,048 at March 31, 2005. The Company has improved its working capital but it has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses.

There are no material commitments for additional capital expenditures at March 31, 2005. The continuing commitment of capital is for the existing equipment capital leases and the operating lease for the Company's offices. The capital leases have future minimum lease payments of $33,083 in 2005, $39,795 in 2006 and $18,632 in 2007. The operating lease for the offices has future minimum lease payments of $119,000 in 2005 and $108,000 in 2006.

Management believes that it has adequate working capital for the next 12 months.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

      The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)   Changes in Internal Control over Financial Reporting

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

      Item 2. Unregistered Sales of Equity Securities

On January 1, 2005, the Company issued to its financial advisor a warrant exercisable for 300,000 shares of Common Stock at $1.00 per share in compensation for services rendered to the Company in connection with the merger consummated on December 31, 2004 between the Company and TrafficLogic, Inc., a California corporation. Such warrant has a 5 year term. The warrant was issued by the Company in reliance on the exemptions from registration provided by
Section 4(2) of the Securities Act and Regulation D promulgated thereunder because the transaction did not involve any public offering.

On January 24, 2005, the Company issued an option exercisable for 150,000 shares of Common Stock to its investor relations firm for services rendered to the Company. The option was issued by the Company in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder because the transaction did not involve any public offering.

On February 16, 2005, the Company issued 20,000 shares of Common Stock to a consultant for investor relations services provided to the Company. The shares of Common Stock where issued by the Company in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder because the transaction did not involve any public offering.

Item 3. Defaults on Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this report as required by Item 601 of Regulation S-B:

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

----------
* filed herewith

                                   SIGNATURES


In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             INFOSEARCH MEDIA, INC.

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


Date: May ___, 2005                   ------------------------------------------
                                      By:  Steve Lazuka
                                      Its: Chief Executive Officer and Director


Date: May ___, 2005                   ------------------------------------------
                                      By:  Frank Knuettel, II
                                      Its: Chief Financial Officer


Date: May ___, 2005                   ------------------------------------------
                                      By:  Martial Chaillet
                                      Its: Director


Date: May ___, 2005                   ------------------------------------------
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

----------
* filed herewith