Form 10QSB
period 2005-06-30
InfoSearch Media, Inc.
filed 2005-08-12
CIK 1164327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

                        Commission file number 000-30248

                             INFOSEARCH MEDIA, INC.
                             ----------------------
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

Yes [X] No [_]

As of July 31, 2005, 2005, 33,830,275 shares of the Small Business Issuer's common stock, $.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page

PART I -FINANCIAL INFORMATION

         Item 1.   Unaudited Interim Financial Statements

              Balance Sheet ............................................      1

              Statements of Operations .................................      2

              Statements of Cash Flows .................................      3

              Notes to Financial Statements ............................      4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................     11

         Item 3.   Controls and Procedures..............................     15

PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings....................................     16

         Item 2.   Unregistered Sales of Equity Securities..............     16

         Item 3.   Defaults Upon Senior Securities......................     16

         Item 4.   Submission of Matters to a Vote of Security Holders..     16

         Item 5.   Other Information....................................     16

         Item 6.   Exhibits.............................................     16

SIGNATURES .............................................................     17

                         PART I - FINANCIAL INFORMATION

Item 1: Unaudited Interim Financial Statements

                             INFOSEARCH MEDIA, INC.
                                  BALANCE SHEET
                                   (unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash                                                                     $  3,094,055
     Accounts receivable                                                            89,134
     Due from related parties                                                       25,000
     Prepaid expenses and other current assets                                     312,455
                                                                              ------------
        TOTAL CURRENT ASSETS                                                     3,520,644

EMPLOYEE ADVANCE                                                                     3,000

PROPERTY AND EQUIPMENT                                                             354,052

CONTENT DEVELOPMENT                                                                252,878

SECURITY DEPOSIT                                                                    37,500
                                                                              ------------

                                                                              $  4,168,074
                                                                              ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses, payroll and taxes                 $    502,602
     Provision for income taxes                                                    100,000
     Current portion of deferred revenue                                         2,429,483
     Provision for refunds payable                                                 327,866
     Current portion of capital lease obligations                                   31,538
                                                                              ------------
        TOTAL CURRENT LIABILITIES                                                3,391,489

CAPITAL LEASE OBLIGATIONS                                                           35,152

DEFERRED REVENUE                                                                 3,759,800

STOCKHOLDERS' DEFICIT:
     Preferred stock, undesignated, par value $0.001 per share, 25,000,000 shares authorized; no shares issued and outstanding;
     Common stock, $0.001 par value, authorized 200,000,000 shares;
           issued and outstanding 33,830,275                                        33,831
     Additional paid in capital                                                  4,059,448
     Accumulated deficit                                                        (7,111,646)
                                                                              ------------
        TOTAL STOCKHOLDERS' DEFICIT                                             (3,018,367)
                                                                              ------------

                                                                              $  4,168,074
                                                                              ============

     The accompanying notes are an integral part of the financial statements

                             INFOSEARCH MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                          Three Months Ended June 30,        Six Months Ended June 30,
                                         -----------------------------     -----------------------------
                                             2005             2004             2005             2004
                                         ------------     ------------     ------------     ------------
                                          (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
NET SALES                                $  2,197,040     $    623,548     $  3,810,733     $  1,132,990
COST OF SALES                                 581,521          428,725          812,916          727,737
                                         ------------     ------------     ------------     ------------
GROSS PROFIT                                1,615,519          194,823        2,997,817          405,253
                                         ------------     ------------     ------------     ------------

COSTS AND EXPENSES:
     Selling expenses                         610,238          606,682        1,053,981          982,028
     General and administrative             1,257,592          582,856        2,441,155        1,012,108
                                         ------------     ------------     ------------     ------------
        TOTAL COSTS AND EXPENSES            1,867,830        1,189,538        3,495,136        1,994,136
                                         ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                         (252,311)        (994,715)        (497,319)      (1,588,883)

INTEREST INCOME/EXPENSE                         8,927               --           28,343           (4,829)
                                         ------------     ------------     ------------     ------------

NET LOSS                                 $   (243,384)    $   (994,715)    $   (468,976)    $ (1,593,712)
                                         ============     ============     ============     ============

LOSS PER SHARE - BASIC AND DILUTED       $      (0.01)    $      (0.03)    $      (0.01)    $      (0.05)
                                         ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN CALCULATION OF BASIC AND
     DILUTED LOSS PER SHARE                33,816,608       33,560,275       33,816,608       33,560,275
                                         ============     ============     ============     ============

     The accompanying notes are an integral part of the financial statements

                             INFOSEARCH MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             Six months ended June 30,
                                                           -----------------------------
                                                               2005             2004
                                                           -----------------------------
                                                            (Unaudited)      (Unaudited)
                                                           -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $   (468,976)    $ (1,593,712)
                                                           ------------     ------------
     Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
            Depreciation and amortization                       108,083           30,068
            Stock based compensation                            395,017               --

     Changes in assets and liabilities:
        Accounts receivable                                      45,892               --
        Prepaid expenses and other current assets              (263,399)          17,404
        Accounts payable and accrued expenses                   (45,376)        (106,029)
        Amounts refunded to customers                          (470,944)         (46,110)
        Deferred revenue                                     (1,046,806)       2,524,030
                                                           ------------     ------------
            Total adjustments                                (1,277,533)       2,419,363
                                                           ------------     ------------

NET CASH (USED IN) AND PROVIDED BY OPERATING ACTIVITIES      (1,746,509)         825,651
                                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures - Fixed assets                       (139,703)         (62,392)
     Capital expenditures - Content development                (283,589)              --
                                                           ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                          (423,292)         (62,392)
                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments of capital lease obligations            (15,970)         (11,678)
     Loan to stockholders                                            --         (607,646)
     Gross proceeds from private placement                    3,699,868               --
     Employee advances                                            1,000           (9,500)
     Sale of common stock                                       250,000               --
                                                           ------------     ------------
NET CASH PROVIDED BY AND (USED IN) FINANCING ACTIVITIES       3,934,898         (628,824)
                                                           ------------     ------------

NET INCREASE IN CASH                                          1,765,097          134,435

CASH - BEGINNING OF PERIOD                                    1,328,958          210,407
                                                           ------------     ------------

CASH - END OF PERIOD                                       $  3,094,055     $    344,842
                                                           ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Cash paid for interest                             $      7,246     $      4,829
                                                           ============     ============
        Capital leases                                     $     90,348     $     74,724
                                                           ============     ============

     The accompanying notes are an integral part of the financial statements

                             INFOSEARCH MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.    Basis of Presentation

The accompanying unaudited financial statements for the three and six month periods ended June 30, 2005 and 2004 have been prepared by InfoSearch Media, Inc. in accordance with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission including Regulation S-B and accounting principles generally accepted in the United States ("GAAP"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and other adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such instructions, rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented clear and straightforward. For a more complete understanding of the Company's financial position, these financial statements should be read in conjunction with the audited financial statements and explanatory notes in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 29, 2005.

The results of the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

InfoSearch Media, Inc. is a Los Angeles-based global developer of leading-edge content based solutions that support the organic search marketing initiatives of its customers. The Company has two primary products, ContentLogic and TrafficLogic. Through its ContentLogic program, the Company delivers, through sale or license agreements, branded original content directly to its customers' web sites. Through its TrafficLogic program, the Company delivers internet traffic to its customers either through the Company's ArticleInsider.com network or through its affiliate program. In May 2005, under its TrafficLogic program, InfoSearch began selling visitor traffic to its customers through a bidding system wherein the traffic was allocated and sold through the Company's proprietary algorithm according to relative bid rates. Also as part of its TrafficLogic program, InfoSearch established an affiliate program during the quarter wherein the Company purchased traffic from other online advertising companies, tested the traffic with the Company's new click-fraud prevention algorithm and resold that traffic to its customers through the same bidding system. InfoSearch expects to continue to develop and expand this program. The Company, originally a Sub Chapter S Corporation, lost its S election on January 5, 2004 and is now organized as a Sub Chapter C Corporation.

3.    Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $(7,111,646) at June 30, 2005 and, as of that date, a stockholders deficit of $(3,018,367). These conditions raise doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

Revenue Recognition

The Company's revenues are derived principally from services, which include the sale or license of unique content developed for its clients, Google's Adsense affiliate program, listing and placement fees on its ArticleInsider.com network, its affiliate traffic program, website design and other related services.

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements" and 104 "Revenue Recognition," and Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables." In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

Customer deposits are initially recorded as deferred revenue. For ArticleInsider.com-related revenue, the Company recognizes revenue earned on a click through basis. As the traffic is distributed through the ArticleInsider.com web site or through its affiliate program to the Company's customers, the bidded or contracted per click contract amount is recognized as revenue. Total click-throughs are defined as the number of users that click on an advertisement or search result.

For the three and six months ended June 30, 2005 approximately 12.1%, and 23.3% of the Company's revenues were derived from the Google Adsense program. Similarly, for the three and six months ended June 30, 2004, 45.2% and 43.5% of the Company's revenues were derived from the Google Adsense program. Google pays the Company fees on a monthly basis for clicks on contextual advertisements placed by Google and displayed on the Company's ArticleInsider.com website. The Company recognizes the revenue as reported to it by this partner at the end of each month. The Company derived 26.8% of its revenue for the three months ended June 30, 2005 from its affiliate traffic program.

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

Cost of Sales

A significant portion of the Company's cost of sales is related to content development for the Company's ArticleInsider.com portfolio, content developed for sale to clients and cost of additional visitor traffic purchased from other online advertising companies. The content is developed through editors, keyword analysts and independent contractors who write and edit the copy and analyze the keywords. The Company recognizes and expenses those costs related to the content developed for sales to clients as the cost is incurred and those costs related to the content development for the Company's ArticleInsider.com web site are capitalized and recognized over a thirty-six month period. Costs related to the purchase and resale of traffic through the Company's affiliate program are recognized as incurred.

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

The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions at June 30, 2005:

      Average risk free interest rate                    4.00%
      Expected lives (in years)                          10
      Dividend yield                                     0
      Expected volatility                                94.29%

The following table presents the pro-forma net loss and net loss per share after giving effect to FAS123, "Accounting for Stock Based Compensation."

                               Three Months Ended                 Six Months Ended
                                     June 30,                         June 30,
                          ---------------------------------------------------------------
                              2005             2004             2005             2004
                          ---------------------------------------------------------------
Net loss as reported      $   (243,384)    $   (994,715)    $   (468,976)    $ (1,593,712)
Less: FAS123 stock        $    280,170     $    104,008     $    459,701     $    207,939
option expense
                          ---------------------------------------------------------------
Pro-forma net loss        $   (523,554)    $ (1,098,723)    $   (928,677)    $ (1,801,651)
                          ---------------------------------------------------------------

Net loss per share as
reported:
Basic                     $      (0.01)    $      (0.03)    $      (0.01)    $      (0.05)
Diluted                   $      (0.01)    $      (0.03)    $      (0.01)    $      (0.05)
Pro-forma net loss per
share:
Basic                     $      (0.02)    $      (0.03)    $      (0.03)    $      (0.05)
Diluted                   $      (0.02)    $      (0.03)    $      (0.03)    $      (0.05)

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

5.    Accounts Receivable

At June 30, 2005 and 2004, one partner accounted for all of the Company's accounts receivable. That partner also accounted for 12.1% and 23.3% of revenue for the three and six month periods ended June 30, 2005 and accounted for 45.2% and 43.5% of revenue for the three and six month periods ended June 30, 2004, respectively. The Company has not experienced any problem with collectibility of the receivable.

6.    Deferred Revenue

Deferred revenue represents all payments received from customers in excess of revenue earned based on click-through activity (web site visitations) or final delivery of other services and will be recognized as actual click-throughs occur or final delivery and acceptance occurs.

As of June 30, 2005 the current portion of the deferred revenue is $2,429,483 and the long term portion of the deferred revenue is $3,759,800. The Company allocates between the current portion and the long term portion based upon its historical experience and its estimate of click through activity over the succeeding twelve months.

7.    Net Loss per Share

Net loss per share is computed as net loss divided by the weighted average number of shares of Common Stock outstanding for the period. Common Stock Equivalent shares are excluded from the computation of net loss per share as their effect would be anti-dilutive. There were 982,000 potentially dilutive Common Stock Equivalents outstanding as of June 30, 2005.

8.    Stockholders' Deficit

On January 24, 2005, the Company granted a consultant options exercisable for 150,000 shares of Common Stock exercisable at $3.25 per share. For the six months ended June 30, 2005 the Company recognized the entire value of the options in the amount of $125,775.

On February 18, 2005, the Company issued 20,000 shares of Common Stock to a consultant for services rendered to the Company. At the time of issuance, these shares had an estimated market price of $3.80 per share. The Company expensed the full value of the shares as a result of the Company's termination of the services of the consultant during the three months ended March 31, 2005. The Company recorded stock based compensation of $76,000 related to this transaction.

The Company has agreed to issue restricted stock to certain employees and members of the Board of Directors as part of their compensation package. The Company valued the stock at the market price on the date of the agreements. The total value of the stock is $1,003,900. The Company is recognizing the expense on a straight-line basis over the period of the agreements. For the six months ended June 30, 2005, the Company has expensed $193,242. All shares will be issued when they are 100% vested.

9.    Related Party Transactions.

As of June 30, 2005, the Company had a loan due from a stockholder totaling $25,000. This loan accrues interest at 7% and is payable on demand.

10.   Commitments and Contingencies

Reserve for refunds

The Company has estimated that it has guaranteed a certain amount of traffic to various customers. If the traffic is not delivered in the stipulated period the customer is entitled to a full refund of the deferred revenue balance. As of March 31, 2005, the Company had delivered 80% of the guaranteed traffic. For the remaining balances the Company has set up a $327,866 reserve for refunds payable as of June 30, 2005.

Employment agreements

The Company entered into an executive employment agreement with Steve Lazuka. The employment agreement provides for an initial annual base salary of $175,000. The agreement provides for a minimum annual increase in base salary of 10% and additional increases at the discretion of the Board of Directors. The employment agreement also provides for an annual performance-based bonus of up to $175,000 as determined by the Company's Board of Directors. Under the agreement, Mr. Lazuka will also receive options to purchase up to 600,000 shares of our Common Stock made available under our 2004 Stock Option Plan (the "Plan") which vest over a three year period. Subsequent grants of stock options shall vest and be exercisable pursuant to the terms and conditions of the Plan. The exercise price of the options granted pursuant to this employment agreement is $1.00 per share and the exercise price of any future options granted to Mr. Lazuka will be the fair market value of our Common Stock on the date such options are granted.

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

On March 8, 2005 the Company entered into an executive employment agreement with Frank Knuettel as the Chief Financial Officer. The employment agreement provides for an initial annual base salary of $175,000 provided that if Mr. Knuettel remains in the employment of the Company in the month following the second consecutive quarter that the Company is profitable on a GAAP basis, his base salary will increase to $185,000. The agreement provides for a potential target bonus of 30% of base salary contingent on the Company's achieving revenue and operating income goals and Mr. Knuettel's attaining individual goals established by the board of Directors. Under the agreement, Mr. Knuettel received options to purchase up to 262,500 shares of our Common Stock made available under the Plan which vest over a four year period and 352,500 shares of Restricted Stock that also vest over a four year period.

Income taxes

The Company has reserved $100,000 for a potential tax liability associated with the Split Off of Mimi & Coco to certain shareholders of MAC. The Company is currently negotiating with those certain shareholders of MAC to pay the tax liability to the IRS.

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

11.   Subsequent Events

On July 12, 2005, the Company entered into an employment agreement with Michael Papale as the Vice President of Sales and Business Development. The agreement provides for an annual base salary of $150,000 and additional performance compensation of 1.5% during the first six months and increasing to 2.0% in the second six months of monthly bookings greater than $300,000. Performance compensation is subject to a claw back clause for all bookings that are subsequently refunded or never received. Additionally, Mr. Papale was granted an incentive stock option under exercisable for 175,000 shares of Common Stock at an exercise price of $0.77 per share. The vesting schedule of the option granted provides for vesting of 25% of the shares on the first anniversary of the grant date of the option and vesting of the remainder of the shares in equal monthly installments over the next 36 months of Mr. Papale's employment with the Company. After three months of service to the Company, the Company's Chief Financial Officer may determine to grant to Mr. Papale an additional option to purchase 87,500 shares of Common Stock.

Item 2: Management's Discussion and Analysis of Operations and Financial
Condition

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934. These forward-looking statements are based largely on our current expectations and projections as they relate to our future results, prospects, developments, and business strategies. These forward-looking statements may be identified by the use of terms and phrases such as "expects", "anticipates", "intends", "plans", "believes", "estimate", "predict", "target", "may", "could", "will" and variations of these terms including references to assumptions. These forward-looking statements are subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in thee forward-looking statements. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. The following discussion should be read in conjunction with the attached financial statements and notes thereto. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove to be incorrect, our actual results may vary materially from those expected or projected. We assume no obligation to update the matters discussed in this report except as required by applicable law or regulation.

CRITICAL ACCOUNTING POLICIES

The Company described its critical accounting policies in Note 3, "Summary of Significant Accounting Policies" of the Notes to the Financial Statements for the Years Ended December 31, 2004 and 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 29, 2005. The critical accounting policies are those that are most important to the portrayal of the financial condition and results of operations, and require management's significant judgments and estimates. The application of such critical accounting policies fairly depicts the financial condition and results of operations for all periods presented.

In May 2005, InfoSearch began selling visitor traffic to its web sites through a bidding system wherein the traffic was allocated and sold through the Company's proprietary algorithm according to relative bid rates. Also, InfoSearch established an affiliate program during the quarter wherein the Company purchased traffic from other online advertising companies, tested the traffic with the Company's new click-fraud prevention algorithm and resold that traffic to its customers through the same bidding system. InfoSearch expects to continue to develop and expand this program.

A significant portion of the Company's cost of sales is related to visitor traffic purchased from other online advertising companies for its affiliate program and content developed for the Company's ArticleInsider.com portfolio and for license or sale to clients. The content is developed through editors, keyword analysts and independent contractors who write and edit the copy and analyze the keywords. The Company recognizes those costs associated with its affiliate program as the costs are incurred. The Company also recognizes and expenses those costs related to the content developed for sales to clients as it is delivered. Through December 31, 2004, the Company's practice was to expense the cost of content development for ArticleInsider.com as the costs were incurred. In order to better match costs to revenues, the Company, as of January 1, 2005 and with the advice and consent of its auditors, began amortizing ArticleInsider.com related content development costs over the expected life of thirty six months, which resulted in an increase in the Company's gross margins.

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

PLAN OF OPERATION

The Company expects to continue its revenue growth through 2005 and beyond and to approach profitability. The Company expects this growth to result from both market share gains as well as overall growth in the industry. Online marketing, advertising and search services are growing rapidly. According to U.S. Bancorp Piper Jaffray, the domestic and global search industry is expected to reach $11 and $21 billion respectively by 2010. Search is the second most popular activity on the web, behind only email, with more than 550 million searches currently performed daily worldwide, of which 245 million are currently performed in the United States. This massive volume of searches has lead many advertisers to dramatically increase their level of advertising investment in search-based promotional methods. According to MediaPost, 2004 advertising budgets for search engine channels grew 41% from 2003 levels. The Company believes that the expansion in this sector will continue to drive strong revenue growth in 2005 and beyond.

The Company is targeting this market through two primary product groups as follows:

o ContentLogic - The Company launched ContentLogic to provide our clients the ability to license or purchase original, high-quality content created by our team of professional copywriters with expert knowledge in search. Studies show that high quality content has the following three benefits to online businesses:

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

o TrafficLogic - The Company operates a traffic distribution network service based on its affiliate program and the Company's website
      ArticleInsider.com. All traffic is screened utilizing the Company's proprietary click-fraud prevention algorithm prior to sale and distribution to the clients. The Company derives revenue from these two product groups through the following three methods:

      1. The first revenue stream, related to the ContentLogic product, involves the sale or licensing of content to online businesses. The clients either purchase the content outright for a fixed cost per page or license the content for a smaller amount each month, with an option to renew, purchase or return the content to the Company (at which time it can be added to the ArticleInsider.com network) at the end of the license period. License periods are generally for one year. The Company launched the licensing program in April, 2005.

      2. The second, related to the TrafficLogic product is the advertising revenue that the Company collects on a cost per click ("CPC") basis in return for delivering web visitors through the Company's ArticleInsider.com network or affiliate program to the Company's 4,500 clients with which it has direct relationships.

      3. The third revenue stream also related to the TrafficLogic product is derived from web visitors we deliver to Google's advertisers through the Google "Adsense" program, also through the Company's ArticleInsider.com network of articles. Google compensates us monthly for the value of these clicks delivered to its advertisers. The value of each click is pre-determined by the Google advertiser's bid price. Google sends the Company an undisclosed percentage of each click.

ArticleInsider.com contains approximately 250,000 articles through which traffic is driven to our advertisers. This service provides our clients the opportunity to sponsor specific content within our network by placing contextual advertisements on related topic-specific articles. Internet users browse from the search results of any major search engine to the ArticleInsider.com content. Once they visit one of our articles, users either read the article and leave, or they click on an advertisement which generates revenue for us. In this way, the leads generated through ArticleInsider.com content provide online advertisers with double-qualified leads that match the exact demographic that is most likely to purchase their specific products or services.

InfoSearch established an affiliate program during the quarter in conjunction with Yahoo! Search Marketing. The Company is currently evaluating other potential partners with which to work in the distribution of high quality traffic.

The Company also earns small amounts of revenue related to link building and referral fees from third parties who perform miscellaneous related services. The Company is also in the process of evaluating other potential business opportunities related to its network and content development capabilities.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Revenues

Revenues increased 252% and 236% to $2,197,040 and $3,810,733 for the three and six months ended June 30, 2005 from $623,548 and $1,132,990 for the three and six months ended June 30, 2004. The increase in revenue for the first six months of 2005 is due to the development of the affiliate program, increased sales of ContentLogic, increases in the Google Adsense program and the growth of fees from web site design services. The Company experienced significant growth in revenue for the six months through June 30, 2005 related to the following product lines: the Company's emphasis on its content development program was rewarded with an increase of $1,112,795, ArticleInsider.com, related revenue, including resale of traffic from other online advertisers, increased by $994,808 with the resale of traffic from other online advisors generating $586,280. Sales in the Google Adsense program increased by 394,438. The Company has increased revenues as the online marketing industry has expanded in 2004 and 2005.

Cost of Sales and Gross Profit

The Company had a gross profit of $1,615,519 and $2,997,817 and a gross margin of 74% and 79% for the three and six months ended June 30, 2005 versus a gross profit of $194,823 and $405,253 and a gross margin of 31% and 36% for the comparable period of 2004. The cost of sales consists principally of traffic purchased for resale and content development for sale to our clients as well as content developed for the ArticleInsider.com network. The increase for the six months through June 30, 2005 over the six months through June 30, 2004 in the gross profit and the gross margin is mainly due to the increased emphasis on content sales through the ContentLogic program, an increase in the revenues from the Google Adsense program, lower overall costs of development related to ArticleInsider.com and a change in accounting policy. For the first six months of 2005, $283,589 in cost of ArticleInsider.com related content development expenses are being amortized over an expected life of thirty-six months in order to better match costs to revenue.

Operating Expenses

Operating expenses consist of selling expenses and general and administrative expenses.

Selling expenses consist of costs incurred to develop and implement marketing and sales programs for the Company's products, including ContentLogic and TrafficLogic. These include costs associated with the marketing department participation in trade shows, media development and advertising. These selling expenses also include the costs of hiring and maintaining sales department and staffing and operating a customer support call center. These costs increased from $606,682 and $982,028 in the three and six months ended June 30, 2004 to $610,238 and $1,053,981 in the same period of 2005 as the Company hired new sales and marketing staff to take advantage of the increased corporate spending on online marketing and advertising.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, depreciation and amortization and other overhead related costs. These costs increased to $1,257,592 and $2,441,155 from $582,856 and $1,012,108 in the three and six months ended June 30, 2005 from the same period ended June 30, 2004. This increase is attributed to the hiring of new personnel to address the regulatory requirement of being a public company, meet the expected growth of the Company as it expands in the online marketing industry and non-cash equity compensation expenses for the first six months of 2005 of $395,017 associated with consultants, an employee and members of the Board of Directors. The Company has issued restricted stock to a certain employee and the Board of Directors for a total value of $1,003,900, which is being amortized over the one, two and four year vesting periods of their respective agreements.

Other Non-Operating Income/Expense

Other non-operating net income is substantially comprised of interest income received on the cash balances the Company maintains in money market accounts. Interest income, net of expense increased to $8,927 and $28,343 in the three and six months ended June 30, 2005 as compared to $4,829 in interest expense in the three ended June 30, 2004 due to the increased cash balances from private placement of common stock.

Net Loss

The net loss decreased to $243,384 or $0.01 per share and $468,976 or $0.01 per share in the three and six months ended June 30, 2005 from $994,715 or $0.03 per share and $1,593,712 or $0.05 per share in the comparable period of 2004. This improvement was due to increase in revenues and gross profit, slightly offset by increased sales and marketing, general and administrative spending and non-cash compensation associated with option grants to consultants and the issuance of restricted stock to a certain employee and the members of the Board. Expenses associated with these equity grants were $251,937 for the three months through June 30, 2005 and $395,017 for the six months through June 30, 2005. The Company is expanding in the online marketing industry and has increased its customer base such that the revenue generating capacity has improved with the increase in online traffic evidenced by the increase in click-throughs.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $1,765,097 to $3,094,055 in the six months ended June 30, 2005 relative to the Company's fiscal year ending December 31, 2004. This is mainly due to the successful private placement of common stock completed in December 2004, from which $3,728,262 in cash was received in January 2005.

Cash used in operating activities of $1,746,509 in the six months ended June 30, 2005, consisted principally of the use of cash in the net loss of $468,976 and other items enumerated below. The net loss was derived from increased operating expenses, offset primarily by non-cash charges of $108,083 in depreciation and amortization and $395,017 in equity compensation to consultants, employees and Board members. Other operating activities that used cash were $1,277,533 in the net change of current assets and current liabilities. This decrease resulted primarily from increases in prepaid expenses and other current assets of $263,399, decreases in accounts payable and accrued expenses of $45,376, amounts refunded to customers of $470,944 and deferred revenue of $1,046,806, offset somewhat by a decrease in accounts receivable of $45,892.

For the six months ended June 30, 2004, $825,651 of cash was provided by operating activities. This amount principally consisted of the cash used in the net loss of $1,593,712 offset by $30,068 of depreciation and amortization and an increase in cash of $2,419,363 related to the net change of current assets and current liabilities. This increase resulted primarily from an increase in deferred revenue of $2,524,030 and a decrease in prepaid expenses of $17,404 offset somewhat by a decrease in accounts payable and accrued liabilities of $106,029 and amounts refunded to customers of $46,110.

Cash used in investing activities for periods ended June 30, 2005 and 2004 was $423,292 and $62,392 respectively. The Company used $139,703 to purchase property and equipment and $283,589 for development of content related to the expansion of its ArticleInsider.com network, in 2005 and to purchase property and equipment in 2004.

Cash provided by financing activities for the six months June 30, 2005 of $3,934,898 was due to the receipts of gross proceeds from private placement of $3,699,868 and $250,000 from the oversubscription of the private placement offering (for a total of $3,728,262, net of costs) and the repayment of employee advances of $1,000 offset by principal payments on capital leases of $15,970. The $628,824 of cash used in financing activities for the six months ended June 30, 2004 was due to an increase in loans to stockholders of $607,646, employee advances of $9,500 and principal payments on capital leases of $11,678.

As of June 30, 2005, the Company had cash and cash equivalents amounting to $3,094,055, an increase of $2,749,213 from the balance at June 30, 2004. The Company has net working capital of $129,155 at June 30, 2005. The Company has improved its working capital since the end of the last fiscal year, but it has not yet generated sufficient revenues to cover the costs of continued product development and support, sales and marketing efforts and general and administrative expenses.

There are no material commitments for additional capital expenditures at June 30, 2005. The continuing commitment of capital is for the existing equipment capital leases and the operating lease for the Company's offices. The capital leases have future minimum lease payments of $21,628 in 2005, $39,795 in 2006 and $18,632 in 2007. The operating lease for the offices has future minimum lease payments of $80,000 in 2005 and $108,000 in 2006.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

RECENT DEVELOPMENTS

On July 12, 2005 the Company entered into an employment agreement with Michael Papale as the Vice President of Sales and Business Development. The agreement provides for an annual base salary of $150,000 and additional performance compensation of 1.5% during the first six months and increasing to 2.0% in the second six months of monthly bookings greater than $300,000. Performance compensation is subject to a claw back clause for all bookings that are subsequently refunded or never received. Additionally, Mr. Papale was granted an incentive stock option exercisable for 175,000 shares of Common Stock at an exercise price of $0.77 per share. The vesting schedule of the option granted provides for vesting of 25% of the shares on the first anniversary of the grant date of the option and vesting of the remainder of the shares in equal monthly installments over the next 36 months of Mr. Papale's employment with the Company. After three months of service to the Company, the Company's Chief Financial Officer may determine to grant to Mr. Papale an additional option to purchase 87,500 shares of Common Stock.

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

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities

No equity securities were sold by the Company during the period covered by this Quarterly Report on Form 10-QSB that were not registered under the Securities Act.

Item 3.    Defaults on Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

The following exhibits are filed or incorporated by reference as part of this report as required by Item 601 of Regulation S-B:

---------------------------------------------------------------------------------------------------------------------------
Exhibit No.        Description                                            Incorporated by Reference to Filings Indicated
---------------------------------------------------------------------------------------------------------------------------
2.1                Agreement and Plan of Merger and Reorganization        Exhibit 2.1 to Company's Current Report on Form
                   dated as of December 30, 2004 among TrafficLogic,      8-K filed on January 4, 2005 File No. 333-97385
                   Inc., MAC Worldwide, Inc. and TrafficLogic
                   Acquisition Corp.
---------------------------------------------------------------------------------------------------------------------------
2.2                Split Off Agreement dated December 30, 2004 among      Exhibit 2.2 to Company's Current Report on Form
                   MAC Worldwide, Inc., Vincenzo Cavallo, Anthony         8-K filed on January 4, 2005 File No. 333-97385
                   Cavallo, Mimi & Coco, Inc. and TrafficLogic, Inc.
---------------------------------------------------------------------------------------------------------------------------
3.1.1              Certificate of Incorporation                           Exhibit 3.1 to Company's Form SB-2 filed on July
                                                                          31, 2002, File Number 333-97385)
---------------------------------------------------------------------------------------------------------------------------
3.1.2              Certificate of Amendment to Certificate of             Exhibit 3.1.2 to Company's Current Report on Form
                   Incorporation of MAC Worldwide, Inc.                   8-K filed on January 4, 2005 File No. 333-97385
---------------------------------------------------------------------------------------------------------------------------
3.1.3              Certificate of Amendment to Certificate of             Exhibit 3.1.3 to Company's Current Report on Form
                   Incorporation of MAC Worldwide, Inc.                   8-K filed on January 4, 2005 File No. 333-97385
---------------------------------------------------------------------------------------------------------------------------
3.2                Bylaws of MAC Worldwide, Inc.                          Exhibit 3.2 to Company's Form SB-2 filed on July
                                                                          31, 2002, File Number 333-97385
---------------------------------------------------------------------------------------------------------------------------
31                 Rule 13a-14(a)/15d-14(a) Certifications*
---------------------------------------------------------------------------------------------------------------------------
32                 Section 1350 Certifications*
---------------------------------------------------------------------------------------------------------------------------

----------------
* filed herewith

                                   SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INFOSEARCH MEDIA, INC.

Date: August 12, 2005

                                                /s/ Steve Lazuka
                                                --------------------------------
                                                By:  Steve Lazuka
                                                Its: Chief Executive Officer

Date: August 12, 2005

                                                /s/ Frank Knuettel, II
                                                --------------------------------
                                                By:  Frank Knuettel, II
                                                Its: Chief Financial Officer

EXHIBIT INDEX

---------------------------------------------------------------------------------------------------------------------------
Exhibit No.             Description                                       Incorporated by Reference to Filings Indicated
---------------------------------------------------------------------------------------------------------------------------
2.1                     Agreement and Plan of Merger and Reorganization   Exhibit 2.1 to Company's Current Report on Form
                        dated as of December 30, 2004 among               8-K filed on January 4, 2005 File No. 333-97385
                        TrafficLogic, Inc., MAC Worldwide, Inc. and
                        TrafficLogic Acquisition Corp.
---------------------------------------------------------------------------------------------------------------------------
2.2                     Split Off Agreement dated December 30, 2004       Exhibit 2.2 to Company's Current Report on Form
                        among MAC Worldwide, Inc., Vincenzo Cavallo,      8-K filed on January 4, 2005 File No. 333-97385
                        Anthony Cavallo, Mimi & Coco, Inc. and
                        TrafficLogic, Inc.
---------------------------------------------------------------------------------------------------------------------------
3.1.1                   Certificate of Incorporation                      Exhibit 3.1 to Company's Form SB-2 filed on July
                                                                          31, 2002, File Number 333-97385)
---------------------------------------------------------------------------------------------------------------------------
3.1.2                   Certificate of Amendment to Certificate of        Exhibit 3.1.2 to Company's Current Report on Form
                        Incorporation of MAC Worldwide, Inc.              8-K filed on January 4, 2005 File No. 333-97385
---------------------------------------------------------------------------------------------------------------------------
3.1.3                   Certificate of Amendment to Certificate of        Exhibit 3.1.3 to Company's Current Report on Form
                        Incorporation of MAC Worldwide, Inc.              8-K filed on January 4, 2005 File No. 333-97385
---------------------------------------------------------------------------------------------------------------------------
3.2                     Bylaws of MAC Worldwide, Inc.                     Exhibit 3.2 to Company's Form SB-2 filed on July
                                                                          31, 2002, File Number 333-97385
---------------------------------------------------------------------------------------------------------------------------
31                      Rule 13a-14(a)/15d-14(a) Certifications*
---------------------------------------------------------------------------------------------------------------------------
32                      Section 1350 Certifications*
---------------------------------------------------------------------------------------------------------------------------

----------------
* filed herewith