Form 10QSB
period 2005-09-30
InfoSearch Media, Inc.
filed 2005-11-15
CIK 1164327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

              4086 Del Rey Avenue, Marina Del Rey, California 90292
              -----------------------------------------------------
                    (Address of principal executive offices)

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

Yes |X|  No |_|

As of September 30, 2005, 33,918,400 shares of the Small Business Issuer's common stock, $.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes |_|  No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I -FINANCIAL INFORMATION

         Item 1.   Unaudited Interim Financial Statements

              Balance Sheet .................................................  1

              Statements of Operations ......................................  2

              Statements of Cash Flows ......................................  3

              Footnotes to Financial Statements .............................  4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................... 13

         Item 3.   Controls and Procedures................................... 19

PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings......................................... 20

         Item 2.   Unregistered Sales of Equity Securities................... 20

         Item 3.   Defaults Upon Senior Securities........................... 20

         Item 4.   Submission of Matters to a Vote of Security Holders....... 20

         Item 5.   Other Information......................................... 20

         Item 6.   Exhibits.................................................. 20

SIGNATURES .................................................................. 22

PART I - FINANCIAL INFORMATION

Item 1: Unaudited Interim Financial Statements

                             INFOSEARCH MEDIA, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                                            $ 1,178,246
     Accounts receivable                                                                  30,275
     Due from related parties                                                             25,000
     Prepaid expenses and other current assets                                           269,112
                                                                                     -----------
        TOTAL CURRENT ASSETS                                                           1,502,633

PROPERTY AND EQUIPMENT                                                                   321,052

CONTENT DEVELOPMENT                                                                      392,059

SECURITY DEPOSIT                                                                          37,500
                                                                                     -----------

        TOTAL ASSETS                                                                 $ 2,253,244
                                                                                     ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses, payroll and taxes                        $   385,902
     Current portion of deferred revenue                                               1,890,182
     Provision for refunds payable/bad debts                                             265,389
     Current portion of capital lease obligations                                         32,481
                                                                                     -----------
        TOTAL CURRENT LIABILITIES                                                      2,573,954

CAPITAL LEASE OBLIGATIONS                                                                 26,573

DEFERRED REVENUE                                                                       2,310,222
                                                                                     -----------

        TOTAL LIABILITIES                                                              4,910,750

STOCKHOLDERS' DEFICIT:
     Preferred stock, undesignated, par value $0.001 per share, 25,000,000 shares
           authorized; no shares issued and outstanding;                                      --
     Common stock, $0.001 par value, authorized 200,000,000 shares;
           issued and outstanding 33,918,400                                              33,919
     Additional paid in capital                                                        4,306,728
     Accumulated deficit                                                              (6,998,153)
                                                                                     -----------
        TOTAL STOCKHOLDERS' DEFICIT                                                   (2,657,506)
                                                                                     -----------

        TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                  $ 2,253,244
                                                                                     ===========


     The accompanying notes are an integral part of the financial statements

                             INFOSEARCH MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                                   (unaudited)

                                        Three Months Ended Sep 30,        Nine Months Ended Sep. 30,
                                      -----------------------------     -----------------------------
                                          2005             2004             2005             2004
                                      -----------------------------     -----------------------------
                                       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
NET SALES                             $  2,685,510     $  1,162,059     $  6,496,249     $  2,295,049
COST OF SALES                              628,464          526,502        1,441,380        1,220,980
                                      ------------     ------------     ------------     ------------
GROSS PROFIT                             2,057,046          635,557        5,054,869        1,074,069
                                      ------------     ------------     ------------     ------------

COSTS AND EXPENSES:
     Selling expenses                      661,355          794,279        1,703,062        1,776,307
     General and administrative          1,279,901          897,034        3,733,332        1,942,401
                                      ------------     ------------     ------------     ------------
        TOTAL COSTS AND EXPENSES         1,941,256        1,691,313        5,436,394        3,718,708
                                      ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                       115,790       (1,055,756)        (381,525)      (2,644,639)

INTEREST INCOME/EXPENSE                     (2,299)              --           26,042           (4,829)
                                      ------------     ------------     ------------     ------------

NET INCOME/(LOSS)                     $    113,491     $ (1,055,756)    $   (355,483)    $ (2,649,468)
                                      ============     ============     ============     ============

LOSS PER SHARE - BASIC AND DILUTED    $       0.00     $      (0.03)    $      (0.01)    $      (0.08)
                                      ============     ============     ============     ============

BASIC WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                 33,850,390       33,560,275       33,832,548       33,560,275
                                      ============     ============     ============     ============

DILUTED WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES OUTSTANDING       34,393,608       33,560,275       34,375,766       33,560,275
                                      ============     ============     ============     ============

    The accompanying notes are an integral part of the financial statements

                             INFOSEARCH MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                                   (unaudited)

                                                                          Nine months ended September 30,
                                                                          -------------------------------
                                                                               2005            2004
                                                                          -------------------------------
                                                                            (Unaudited)     (Unaudited)
                                                                          -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $  (355,483)    $(2,649,468)
                                                                            -----------     -----------
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
            Depreciation and amortization                                       210,067          53,871
            Stock based compensation                                            642,385              --

     Changes in assets and liabilities:
        Accounts receivable                                                     104,751        (441,948)
        Prepaid expenses and other current assets                              (220,056)         (9,697)
        Accounts payable, accrued expenses and other liabilities               (262,076)        239,184
        Amounts refunded to customers                                          (533,421)        (72,361)
        Deferred revenue                                                     (3,035,684)      4,290,687
                                                                            -----------     -----------
            Total adjustments                                                (3,094,034)      4,059,736
                                                                            -----------     -----------

NET CASH (USED IN) AND PROVIDED BY OPERATING ACTIVITIES                      (3,449,517)      1,410,268
                                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures - Fixed assets                                       (150,528)       (137,792)
     Capital expenditures - Content development                                (480,930)             --
                                                                            -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                          (631,458)       (137,792)
                                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments of capital lease obligations                            (23,605)        (39,163)
     Loan to stockholders                                                            --        (768,533)
     Gross proceeds from private placement and sale of Common Stock           3,949,868              --
     Employee advances                                                            4,000          (9,000)
                                                                            -----------     -----------
NET CASH PROVIDED BY AND (USED IN) FINANCING ACTIVITIES                       3,930,263        (816,696)
                                                                            -----------     -----------

NET (DECREASE)/INCREASE IN CASH                                                (150,712)        455,780

CASH - BEGINNING OF PERIOD                                                    1,328,958         210,407
                                                                            -----------     -----------

CASH - END OF PERIOD                                                        $ 1,178,246     $   666,187
                                                                            ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Cash paid for interest                                              $    10,256     $     4,829
                                                                            ===========     ===========

     The accompanying notes are an integral part of the financial statements

                             INFOSEARCH MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                                   (unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements for the three and nine month periods ended September 30, 2005 and 2004 have been prepared by InfoSearch Media, Inc. in accordance with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission including Regulation S-B and accounting principles generally accepted in the United States ("GAAP"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and other adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such instructions, rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented clear and straightforward. For a more complete understanding of the Company's financial position, these financial statements should be read in conjunction with the audited financial statements and explanatory notes in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 29, 2005.

The results of the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

InfoSearch Media, Inc. is a Los Angeles-based global developer of leading-edge content-based solutions that support the organic search marketing initiatives of its clients. The Company has two primary revenue producing programs, ContentLogic and ArticleInsider. Through its ContentLogic program, the Company delivers, through sale or license agreements, branded original content for use on client's web sites. Utilizing sophisticated content and keywords analytics, content developed in the ContentLogic program drives traffic to the client's website through improved search engine rankings. The ContentLogic content provides an information appropriate environment engineered to stimulate a sale. The Company derives revenue from this program primarily through month-to-month licensing agreements. Many of our small business clients prefer the month-to-month leasing option over the purchase alternative because it provides lower upfront cost without a long term commitment. The Company is concentrating on the licensing model as it provides the Company with ongoing, ratable revenue as well as an ongoing customer relationship which provides the Company with an upsell opportunity for new or additional products or services.

Our ArticleInsider program was designed to target clients desiring to increase and improve traffic to the client's existing website by providing to such client highly qualified leads. Using the same content development and keyword analytics development process utilized for ContentLogic, content is written for clients in the form of a general informational article focused on the client's business topic. The article is placed on the ArticleInsider website located at www.articleinsider.com. Clients sponsor an advertising link placed in a prominent location on the article through which the client receives double-qualified traffic leads to their websites. The Company receives revenues for such services in the now traditional cost per click method. In May 2005, the Company began selling its traffic through the Company's proprietary bidding algorithm which distributes traffic to clients according to relative bid rates. At the same time, the Company established an affiliate program as part of its ArticleInsider program in order to supplement the traffic it received to the ArticleInsider website. The Company derives revenues from the affiliate program on a cost-per-click ("CPC") basis through the sale of visitor traffic purchased by the Company from other online advertising companies and tested through the Company's proprietary click-fraud prevention algorithm. The final component of the ArticleInsider program is the Company's partnership with Google wherein Google pays the Company fees for clicks on links sponsored by Google and displayed on the ArticleInsider web site

The Company plans to continue to develop and expand both the ContentLogic and ArticleInsider programs.

3. Significant Accounting Policies

These financial statements have been prepared in accordance with GAAP. The significant accounting policies used in the preparation of these financial statements are summarized below.

Revenue Recognition

The Company's revenues are derived principally from the licensing or sale of unique content developed for its clients under the ContentLogic program or the sale on a CPC basis of advertising traffic as part of its ArticleInsider program. In addition, the Company receives a small portion of its revenue through other marketing services including advertising link sales and website design referral fees.

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

Client deposits received for products and services provided through the ArticleInsider program are initially recorded as deferred revenue. The Company recognizes revenue on a CPC basis as advertising traffic is distributed to its clients. As the traffic is distributed through the ArticleInsider web site or through the ArticleInsider affiliate program to the Company's clients, the bidded or contracted CPC amount is recognized as revenue. Total click-throughs are defined as the number of unique users that click on an advertisement or search result. Also, as part of this program, the Company has established a partnership with Google through which Google pays the Company fees for clicks on links sponsored by Google and displayed on the ArticleInsider web site. The Company recognizes the revenue generated from this service as reported by Google to the Company at the end of each month.

For the three and nine months ended September 30, 2005, the Company received 64.3%, and 61.7%, respectively, of the Company's total revenues from the ArticleInsider program. Similarly, for the three and nine months ended September 30, 2004, the Company received 94.0% and 94.0%, respectively, of the Company's total revenues from the ArticleInsider program.

The Company also derives revenue through the licensing and sale of high quality content in the ContentLogic program. If a client deposit is received in advance of work being completed, a deferred revenue liability account entry is created until the revenue is recognized. Content sale revenue is recognized when the content is delivered to and accepted by the client. Revenue received through a 12-month license agreement is treated as an installment sale and prorated revenue is recognized on a monthly basis over the life of the agreement. Clients subject to a 12-month licensing agreement have the right to continue leasing the content at the end of the term on a month-to-month basis. In late September, 2005, the Company increased licensing fees and revised the term provided under the licensing agreements from annual to month-to-month. Revenue received under month-to-month licensing agreements is recognized on a monthly basis.

For the three and nine months ended September 30, 2005, approximately 29.0% and 30.6%, respectively, of the Company's revenues were derived from the ContentLogic program. Similarly, for the three and nine months ended September 30, 2004, 6.0% and 6.0%, respectively, of the Company's revenues were derived from the ContentLogic program.

The Company also receives revenue from website design referral fees and advertising link sales. Revenue received from these services is recognized when the service is complete. Client deposits received in advance of work being completed for such services are deferred by creation of a revenue liability account entry until the revenue is recognized. For the three and nine months ended September 30, 2005, approximately 6.6%, and 5.1%, respectively, of the Company's total revenues were derived from these other programs. For the three and nine months ended September 30, 2004 the Company had no sales in these other programs.

Cost of Revenues

A significant portion of the Company's cost of sales is related to content developed under the ContentLogic program and content developed and affiliate traffic costs for the Company's ArticleInsider program.

Content   developed   pursuant  to  outright  sales  and  licensing   under  the
ContentLogic program is developed through editors, keyword analysts and independent contractors who write and edit the copy and analyze the keywords. The Company recognizes and expenses those costs related to the content developed for outright sales to clients as the cost is incurred, while the cost of content development for licensing subject to a 12-month contract is amortized over the life of the contract. In late September, 2005 the Company introduced a month-to-month ContentLogic licensing option, with content development costs for the month-to-month contracts expensed when incurred.

Costs related to the content development for the Company's ArticleInsider web site are capitalized and recognized over a thirty-six month period. During the year ended December 31, 2004, the Company's practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. As of January 1, 2005, to better match costs to revenues, the Company began amortizing ArticleInsider related content development costs over the expected life of thirty-six months, which resulted in an increase in the Company's gross margins. The Company recognizes the costs associated with its affiliate traffic program as incurred.

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

The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions at September 30, 2005:

      Average risk free interest rate                                    4.20%
      Expected lives (in years)                                          10
      Dividend yield                                                     0
      Expected volatility                                                105.03%

The following table presents the pro-forma net loss and net loss per share after giving effect to FAS123, "Accounting for Stock Based Compensation."

                                                       Three Months Ended               Nine Months Ended
                                                         September 30,                    September 30,
                                                  ------------------------------------------------------------
                                                      2005           2004              2005            2004
                                                  ------------------------------------------------------------
      Net income/(loss) as reported               $   113,491    $(1,055,756)      $  (355,483)    $(2,649,468)
      Less: FAS123 stock option expense           $    68,929    $    40,182       $   528,630     $   248,121
                                                  ------------------------------------------------------------
      Pro-forma net loss                          $    44,562    $(1,095,938)      $  (884,113)    $(2,897,589)
                                                  ------------------------------------------------------------

      Net income/(loss) per share as reported:
      Basic                                       $      0.00    $     (0.03)      $     (0.01)    $     (0.08)
      Diluted                                     $      0.00    $     (0.03)      $     (0.01)    $     (0.08)
      Pro-forma net loss per share:
      Basic                                       $      0.00    $     (0.03)      $     (0.03)    $     (0.09)
      Diluted                                     $      0.00    $     (0.03)      $     (0.03)    $     (0.09)

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

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154.

4. Accounts Receivable

At September 30, 2005 and 2004,  one partner  accounted for all of the Company's
accounts   receivable.   The  Company  has  not  experienced  any  problem  with
collectibility of the receivable.

5. Deferred Revenue

Deferred revenue represents all payments received from clients in excess of revenue earned based on click-through activity (web site visitations) or final delivery of other services and will be recognized as actual click-throughs occur or final delivery and acceptance occurs.

As of September 30, 2005 the current portion of the deferred revenue is $1,890,182 and the long term portion of the deferred revenue is $2,310,222. As of September 30, 2004, the Company had deferred revenue of $6,798,505, which was classified in its entirety as long term. On January 1, 2005, the Company began allocating deferred revenue between current and long term based upon its historical experience and its estimate of click through activity over the succeeding twelve months.

6. Net Income per Share

The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company's common share equivalents consist of stock options.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

                                               Three Months Ended                Nine Months Ended
                                                  September 30,                     September 30,
                                          -------------------------------------------------------------
                                              2005            2004             2005             2004
                                          -------------------------------------------------------------
      Numerator Net income/(loss)         $   113,491     $(1,055,756)     $  (355,483)     $(2,649,468)
      Denominator:
      Denominator for basic earnings       33,850,390      33,560,275       33,832,548       33,560,275
      per share - adjusted weighted
      average shares

      Effect of dilutive securities:
      Employee stock options                  543,218                          543,218
      Denominator for diluted earnings     34,393,608      33,560,275       34,375,766       33,560,275
      per share - adjusted weighted
      average shares and assumed
      conversion

Potential common shares have been excluded from the computation of diluted earnings per share due to their exercise price being greater than the Company's weighted average stock price for the period. For the three months ended September 30, 2005 and 2004, the number of shares excluded was 2,364,920 and 0, respectively. For the nine months ended September 20, 2005 and 2004 the number of shares excluded were 2,364,920 and 0, respectively.

7. Stockholders' Deficit

On January 24, 2005, the Company granted a consultant options exercisable for 150,000 shares of Common Stock exercisable at $3.25 per share. For the three and nine months ended September 30, 2005, the Company recognized costs of $0 and $125,775 for this issuance.

On February 18, 2005, the Company issued 20,000 shares of Common Stock to a consultant for services rendered to the Company. At the time of issuance, these shares had an estimated market price of $3.80. The Company expensed the full value of the shares as a result of the Company's termination of the services of the consultant during the three months ended March 31, 2005. The Company recorded stock based compensation of $76,000 related to this transaction.

The Company has issued restricted stock to certain employees and members of the Board of Directors as part of their compensation. At the time of issuance, the Company valued the stock at $1,793,400. This restricted stock vests over one, two and four years and is recognized on a straight-line basis over the vesting period. The Company recognized compensation expense of $247,367 and $440,610 for the three and nine months ended September 30, 2005, respectively, related to this restricted stock.

8. Related Party Transactions.

As of September 30, 2005, the Company had a loan due from a stockholder totaling $25,000. This loan accrues interest at 7% and is payable on demand.

9. Commitments and Contingencies

Reserve for refunds

The Company has estimated that it has guaranteed a certain amount of traffic to various clients. If the traffic is not delivered during the agreed upon period the client is entitled to a full refund of the deferred revenue balance. As of March 31, 2005, the Company had delivered 80% of the guaranteed traffic. For the remaining balances the Company has set up a $244,045 reserve for refunds payable as of September 30, 2005.

Employment agreements

The Company entered into an executive employment agreement with Steve Lazuka. The employment agreement provides for an initial annual base salary of $175,000. The agreement provides for a minimum annual increase in base salary of 10% and additional increases at the discretion of the Board of Directors. The employment agreement also provides for an annual performance-based bonus of up to $175,000 as determined by the Company's Board of Directors. Under the agreement, Mr. Lazuka received options to purchase up to 500,000 shares of our Common Stock made available under our 2004 Stock Option Plan (the "Plan") which vest over a three year period. Subsequent grants of stock options shall vest and be exercisable pursuant to the terms and conditions of the Plan. The exercise price of the options granted pursuant to this employment agreement is $1.00 per share and the exercise price of any future options granted to Mr. Lazuka will be the fair market value of our Common Stock on the date such options are granted.

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

Mr. Lazuka's employment agreement was amended on August 24, 2005 as the result of Mr. Lazuka's resignation as Chief Executive Officer and simultaneous engagement as Chief Strategy Officer. No changes were made to the term and underlying compensation.

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

On May 9, 2005 the Company entered into an employment agreement with Michael Papale as the Vice President of Sales and Business Development. The agreement provides for a base salary of $150,000 with performance compensation of 1.5% in the first six months to 2.0% in the second six months of monthly bookings greater than $300,000. There is a claw back clause for bookings that are refunded or never received. Additionally, 175,000 shares were granted with a four year vesting. After three to six months an additional 87,500 stock options may be granted as determined by the CEO.

On August 23, 2005, the Company entered into an employment agreement with George Lichter as Chief Executive Officer providing for an initial annual base salary of $150,000 and an annual performance-based bonus of up to $150,000 to be reviewed on an annual basis by the Board of Directors who shall determine, based on the operating performance of the Company, whether an upward adjustment to such annual salary is appropriate. In addition, Mr. Lichter was granted, under the Plan, a restricted stock award representing 675,000 shares of Common Stock of which 225,000 shares vested on September 23, 2005 and the remaining shares will vest in three installments of 150,000 shares each on February 23, 2006, April 23, 2006 and August 23, 2006, provided that Mr. Lichter's employment has not been terminated by the Company for cause or Mr. Lichter has not terminated his employment for other than good reason under circumstances where he has also been removed or has resigned from the Board.

The Company has agreed to allow Mr. Lichter to participate, as a selling stockholder, in any financing transaction undertaken by the Company for the purpose of satisfying the tax liability incurred by Mr. Lichter as a result of the restricted stock award. In the event that the Company has not completed a financing transaction in which Mr. Lichter participates by the due date of such tax liability, the Company has agreed to pay such liability on Mr. Lichter's behalf. The Company's obligations related to such tax liability are conditioned on Mr. Lichter's filing of a Section 83(b) election within 15 business days of the date or the restricted stock award.

Effective as of August 23, 2005, Claudio Pinkus was elected as Chairman of the Board of Directors to serve in such capacity until the election of his successor by the stockholders or his earlier resignation or removal. In consideration for his services in such capacity, Mr. Pinkus will receive an annual stipend of $100,000 and a restricted stock award representing 675,000 shares of Common Stock, of which 225,000 shares vested on September 23, 2005 and the balance will vest in three installments of 150,000 shares each on February 23, 2006, April 23, 2006 and August 23, 2006, provided that Mr. Pinkus has not been removed as Chairman for reasons that would constitute "cause" had Mr. Pinkus been an employee of the Company or Mr. Pinkus has not resigned for other than good reason.

The Company has agreed to allow Mr. Pinkus to participate, as a selling stockholder, in any financing transaction undertaken by the Company for the purpose of satisfying the tax liability incurred by Mr. Pinkus as a result of the restricted stock award. In the event that the Company has not completed a financing transaction in which Mr. Pinkus participates by the due date of such tax liability, the Company has agreed to pay such liability on Mr. Pinkus' behalf. The Company's obligations related to such tax liability are conditioned on Mr. Pinkus' filing of a Section 83(b) election within 15 business days of the date or the restricted stock award.

On September 26, 2005 the Company entered into an employment agreement with David Averill as the General Manager, ContentLogic. The agreement provides for a base salary of $175,000 with performance bonus to be negotiated. Additionally, Mr. Averill received options to purchase up to 150,000 shares of our Common Stock made available under the Plan which vest over a three year period.

Income taxes

The Company had reserved $100,000 for a potential tax liability associated with the Split-Off. At the end of July, 2005, the Company paid the total tax liability of $84,496 associated with the Split-Off.

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

10. Subsequent Events

Effective November 7, 2005, the Company completed a private placement offering in the amount of $5.35 million and issued and delivered 8,359,375 shares of common stock and warrants to purchase 4,179,686 shares of common stock for a period of five-years, commencing on November 7, 2005, at the exercise price of $0.88 per share. Gross proceeds from the private placement offering are expected to be used for working capital and general corporate purposes.

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

The Company's revenues are derived principally from the licensing or sale of unique content developed for its clients under the ContentLogic program or the sale on a cost-per-click ("CPC") basis of advertising traffic as part of its ArticleInsider program. In addition, the Company receives a small portion of its revenue through other marketing services including advertising link sales and website design referral fees.

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

Client deposits received for products and services provided by the ArticleInsider program are initially recorded as deferred revenue. The Company recognizes revenue on a CPC basis as advertising traffic is distributed to its clients. As the traffic is distributed through the ArticleInsider web site or through it's the ArticleInsider affiliate program to the Company's clients, the bidded or contracted CPC amount is recognized as revenue. Total click-throughs are defined as the number of unique users that click on an advertisement or search result. Also, as part of this program, the Company has established a partnership with Google through which Google pays the Company fees for clicks on links sponsored by Google and displayed on the ArticleInsider web site. The Company recognizes the revenue generated from this service as reported by Google to the Company at the end of each month.

The Company also derives revenue through the licensing and sale of high quality content in the ContentLogic program. If a client deposit is received in advance of work being completed, a deferred revenue liability account entry is created until the revenue is recognized. Content sale revenue is recognized when the content is delivered to and accepted by the client. Revenue received through a 12-month license agreement is treated as an installment sale and prorated revenue is recognized on a monthly basis over the life of the agreement. Clients subject to a 12-month licensing agreement have the right to continue leasing the content at the end of the term on a month-to-month basis. In late September, 2005, the Company increased licensing fees and revised the term provided under the licensing agreements from annual to month-to-month. Revenue received under month-to-month licensing agreements is recognized on a monthly basis.

The Company also receives revenue from website design referral fees and advertising link sales. Revenue received from these services is recognized when the service is complete. Client deposits received in advance of work being completed for such services are deferred by creation of a revenue liability account entry until the revenue is recognized.

A significant portion of the Company's cost of sales is related to content developed under the ContentLogic program and content developed and affiliate traffic costs for the Company's ArticleInsider program.

Content   developed   pursuant  to  outright  sales  and  licensing   under  the
ContentLogic program is developed through editors, keyword analysts and independent contractors who write and edit the copy and analyze the keywords. The Company recognizes and expenses those costs related to the content developed for outright sales to clients as the cost is incurred, while the cost of content development for licensing subject to a 12-month contract is amortized over the life of the contract. In late September, 2005 the Company introduced a month-to-month ContentLogic licensing option, with content development costs for the month-to-month agreements expensed when incurred.

Costs related to the content development for the Company's ArticleInsider web site are capitalized and recognized over a thirty-six month period. Through December 31, 2004, the Company's practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. As of January 1, 2005, to better match costs to revenues, the Company began amortizing ArticleInsider related content development costs over the expected life of thirty-six months, which resulted in an increase in the Company's gross margins. The Company recognizes the costs associated with its affiliate program as incurred.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154.

OVERVIEW

InfoSearch Media, Inc. is an online media company that leverages its network of professional copywriters to develop comprehensive content for its clients and create leading edge content-based solutions to drive traffic and business to our client's websites. The Company's network of copywriters develop original, comprehensive information to translate our client's message to consumers. Through strict adherence to industry best practices, we leverage the skills of our copywriting team to produce sustainable results in search, attract customers for our clients and communicate our client's vision.

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

                  2. More Advertising Revenue. By driving additional traffic to a website, content provides clients an opportunity to further monetize the value of their websites through programs like Google Adsense or Yahoo Content Match.

                  3. Free Search Engine Traffic. Good quality content about the topic people are searching for generally yields significantly higher rankings among the major search engines.

      o ArticleInsider - The Company operates a traffic distribution network service based on its affiliate program and the Company's website ArticleInsider.com. All traffic is screened utilizing the Company's proprietary click-fraud prevention algorithm prior to sale and distribution to the clients.

            o ArticleInsider contains articles through which traffic is driven to our advertisers. This service provides our clients the opportunity to sponsor specific content within our network by placing contextual advertisements on related topic-specific articles. Internet users browse from the search results of any major search engine to the ArticleInsider content. Once they visit one of our articles, users either read the article and leave, or they click on an advertisement which generates revenue for us. In this way, the leads generated through
                  ArticleInsider content provide online advertisers with double-qualified leads that match the demographic that is most likely to purchase their specific products or services.

            o InfoSearch operates an affiliate program in conjunction with numerous firms, including Yahoo Search Marketing. The Company is currently evaluating other potential partners with which to work in the distribution of high quality traffic.

The Company derives revenues through these two product groups through the following methods:

ContentLogic. The Company derives revenue under the ContentLogic program from the licensing or purchase of content by online businesses. Clients purchase content for a fixed cost per page or license content under licensing agreements with the Company for a smaller cost per month. The Company launched the licensing option in April, 2005 by providing clients the ability to license use of content for a one-year period. In late September, 2005, the Company increased licensing fees and reduced the term of the licensing agreements from one year to month-to-month. Under the licensing agreements, the Company retains ownership of the content and can repurpose it or add it to the ArticleInsider web site on the termination of the license agreement.

ArticleInsider. The Company also derives revenue from advertising fees that the Company collects on a cost per click ("CPC") basis in return for delivering web visitors through the Company's ArticleInsider.com network or its affiliate program to the Company's 4,000 clients or to Google's advertisers through the Google "Adsense" program.

The Company also earns small amounts of revenue related to the sale of advertising links and website design referral fees. The Company is also in the process of evaluating other potential business opportunities related to its network and content development capabilities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues

Revenues increased 131% and 183% to $2,685,510 and $6,496,249 for the three and nine months ended September 30, 2005, respectively. These revenues have increased from $1,162,059 and $2,295,049 for the three and nine months ended September 30, 2004, respectively. The increase in revenue for the first nine months of 2005 is due to the development of the ArticleInsider affiliate program, increased sales of content developed through our ContentLogic product and the growth of revenue from other marketing products. The Company experienced significant growth in revenue for the nine months through September 30, 2005 as the result of the development of the ContentLogic product which resulted in an increase in revenues of $1,846,518, ArticleInsider related revenue increases of $2,110,592 and other products lines contributing an increase of $243,593.

COST OF REVENUES AND GROSS PROFIT

The Company had a gross profit of $2,057,046 and $5,054,869 and a gross margin of 77% and 78% for the three and nine months ended September 30, 2005, respectively, versus gross profits of $635,557 and $1,074,069 and gross margins of 55% and 47% for the three and nine months ended September 30, 2004, respectively. The increase for the nine months through September 30, 2005 over the nine months through September 30, 2004 in the gross profit and the gross margin is mainly attributable to the increase in sales of content developed through the ContentLogic program, delivery of traffic through the ArticleInsider web site and affiliate program, lower overall costs incurred as the result of affiliate traffic and content development and a change in accounting policy.

The cost of revenues consist principally of costs incurred related to content developed for sale to our clients through our ContentLogic product and content developed for the ArticleInsider web site and traffic purchased for resale. For the first nine months of 2005, $480,930 of ContentLogic related development costs were amortized over the expected life of the contracts.

During the year ended December 31, 2004, the Company's practice was to expense the cost of content development for ArticleInsider as the costs were incurred. As of January 1, 2005, to better match costs to revenues, the Company began amortizing ArticleInsider related content development costs over the expected life of thirty-six months, which resulted in an increase in the Company's gross margins.

OPERATING EXPENSES

Sales and Marketing.

Sales and marketing expenses consist of costs incurred to develop and implement marketing and sales programs for the Company's programs, including ContentLogic and TrafficLogic. These include costs associated with participation in trade shows, media development and advertising and also include the costs of hiring and maintaining a sales department.

During the three and nine months ended September 30, 2005, sales and marketing expense decreased to $661,355 and $1,703,062, respectively, from $794,279 and $1,776,307 for the three and nine months ended September 30, 2004, respectively. The Company streamlined its sales and marketing effort and made numerous adjustments to the compensation schedule for members of its sales team and now believes that it has better aligned its compensation structure with the overall goals of the Company.

General and Administrative Expenses.

General and administrative expenses include costs related to our senior management, accounting, legal, business development consulting, rent, administrative personnel, depreciation and amortization and other overhead related costs. General and administrative costs increased to $1,279,901 and $3,733,332 for the three and nine months ended September 30, 2005, respectively, from $897,034 and $1,942,401 in the three and nine months ended September 30, 2005, respectively. The increase in expense is attributed to the hiring of new personnel to address regulatory requirements of being a public company and meet the expected growth of the Company as it expands its position in the online marketing industry and non-cash equity compensation expenses. Expenses associated with these equity grants to consultants, employees and members of the Board of Directors were $247,367 and $642,385 for the three and nine months ended September 30, 2005. The Company has issued restricted stock to certain employees and members of the Board of Directors for a total value of $1,793,400 which is being amortized over the one, two and four year vesting periods of such equity grants.

OTHER NON-OPERATING INCOME/ (EXPENSE)

Other non-operating net income is substantially comprised of interest income received on the cash balances the Company maintains in money market accounts. Interest income, net of expense, increased to ($2,289) and $26,042 in the three and nine months ended September 30, 2005, respectively, as compared to (0) and ($4,829) in the three and nine months ended September 30, 2004, respectively, due to the increase in cash balances resulting from the completion of a private placement of common stock and receipt of proceeds therefrom.

NET INCOME / (LOSS)

Net income was $113,491 or $0.00 per share and net loss decreased to $355,483 or ($0.1) per share in the three and nine months ended September 30, 2005 from net loss of $1,055,756 or ($0.03) per share and $2,649,468 or ($0.08) per share in the three and nine months ended September 30, 2004, respectively. This improvement was due to an increase in revenues and gross profit and a decrease in sales and marketing expenses, partially offset by increased general and administrative spending, depreciation and amortization charges and non-cash compensation expenses resulting from equity grants to certain senior employees, consultants and board members. Expenses associated with these equity grants were $247,367 for the three months through September 30, 2005 and $642,385 for the nine months through September 30, 2005. Expenses for depreciation and amortization increased to $210,067 for the nine months through September 30, 2005 from $53,871 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $512,059 to $1,178,246 as of September 30, 2005 relative to the Company's fiscal year ending December 31, 2004. The increase is attributable mainly to the completion of a private placement of common stock in December 2004, from which $3,728,262 in cash was received in January 2005.

Cash used in operating activities of $3,449,517 in the nine months ended September 30, 2005, respectively, consisted principally of the use of cash in the net loss of $355,483. Other operating activities that used cash included $3,094,034 in the net change of current assets and current liabilities. This decrease use of cash resulted primarily from increases in prepaid expenses and other current assets of $220,056, decreases in accounts payable and accrued expenses of $262,076, amounts refunded to customers of $533,421 and deferred revenue of $3,035,684 which was offset somewhat by a decrease in accounts receivable of $104,751.

For the nine months ended September 30, 2004, $1,410,268 of cash was provided by operating activities. This amount principally consisted of the cash used in the net loss of $2,649,468 offset by $53,871 of depreciation and amortization and an increase in cash of $4,059,736 related to the net change of current assets and current liabilities. This increase resulted primarily from an increase in deferred revenue of $4,290,687 and accounts payable of $239,184 and offset somewhat by increases in accounts receivable of $441,948 and prepaid expenses of $9,697, and decrease in amounts refunded to customers of $72,361.

Cash used in investing activities for periods ended September 30, 2005 and 2004 was $631,458 and $137,792 respectively. The Company used $150,528 to purchase property and equipment and $480,930 for development of content related to the expansion of its ArticleInsider network, in 2005 and to purchase property and equipment in 2004.

Cash provided by financing activities for the nine months September 30, 2005 of $3,930,263 was attributable to the receipt of gross proceeds from a private placement of common stock in the amount of $3,949,868 and from the oversubscription of such private placement (for a total of $3,728,262, net of costs) and the repayment and write off of employee advances of $4,000 offset by principal payments on capital leases of $23,605. The $816,696 of cash used in financing activities for the nine months ended September 30, 2004 was due to an increase in loans to stockholders of $768,533, employee advances of $9,000 and principal payments on capital leases of $39,163.

As of September 30, 2005, the Company had cash and cash equivalents amounting to $1,178,246, an increase of $512,059 from the balance at September 30, 2004. The Company has a net working capital deficit of $1,071,321 at September 30, 2005.

There are no material commitments for additional capital expenditures at September 30, 2005. The continuing commitment of capital is for the existing equipment capital leases and the operating lease for the Company's offices. The capital leases have future minimum lease payments of $10,589 in 2005, $39,795 in 2006 and $18,632 in 2007. The operating lease for the offices has future minimum lease payments of $40,500 in 2005 and $108,000 in 2006.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

RECENT DEVELOPMENTS

Effective November 7, 2005, the Company completed a private placement offering in the amount of $5.35 million and issued and delivered 8,359,375 shares of common stock and warrants to purchase 4,179,686 shares of common stock for a period of five-years, commencing on November 7, 2005, at the exercise price of $0.88 per share. Gross proceeds from the private placement offering are expected to be used for working capital and general corporate purposes.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

On January 1, 2005 the Company issued to its financial advisor a warrant exercisable for 300,000 shares of Common Stock at $1.00 per share in compensation for services rendered to the Company in connection with the merger consummated on December 31, 2004 between the Company and TrafficLogic, Inc., a California corporation. Such warrant has a 5 year term. The warrant was issued by the Company in reliance on the exemptions from registration provided by
Section 4(2) of the Securities Act and Regulation D promulgated thereunder because the transaction did not involve any public offering.

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

Effective November 7, 2005, the Registrant issued and delivered 8,359,375 shares of Common Stock and warrants to purchase 4,179,686 shares of Common Stock for a period of five-years, commencing on November 7, 2005, at the exercise price of $0.88 per share and the Registrant received gross proceeds in the amount of $5.35 million which are expected to be used for working capital and general corporate purposes. The shares of Common Stock and the warrants were issued to the Investors in reliance on an exemption provided by Section 4(2) of the Securities Act and the regulations issued thereunder. Each of the Investors represented that it is an "accredited investor" within the meaning of the Securities Act.

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

                                                    INFOSEARCH MEDIA, INC.


Date: November 14, 2005                             /s/ George Lichter
                                                    ----------------------------
                                                    By:  George Lichter
                                                    Its: Chief Executive Officer


Date: November 14, 2005                             /s/ Frank Knuettel, II
                                                    ----------------------------
                                                    By:  Frank Knuettel, II
                                                    Its: Chief Financial Officer

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

----------
*     filed herewith