Form 10KSB
period 2005-12-31
InfoSearch Media, Inc.
filed 2006-03-23
CIK 1164327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

Issuer's revenues for the fiscal year ended December 31, 2005 were approximately $9,364,401.

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Issuer, based on the average bid and asked prices on the Over the Counter Bulletin Board on March 20, 2006 was approximately $16,786,367.

The number of shares outstanding of the issuer's common stock, $0.001 par value ("Common Stock"), as of the latest practicable date: 42,277,775 shares as of March 8, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

                                TABLE OF CONTENTS

PART I

   ITEM 1.      DESCRIPTION OF BUSINESS..............................................................................1
   ITEM 1A.     RISK FACTORS.........................................................................................9
   ITEM 2.      DESCRIPTION OF PROPERTY.............................................................................19
   ITEM 3.      LEGAL PROCEEDINGS...................................................................................19
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................19

PART II

   ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................................19
   ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION..........................21
   ITEM 7.      FINANCIAL STATEMENTS................................................................................25
   ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................26
   ITEM 8A.     CONTROLS AND PROCEDURES.............................................................................26

PART III

   ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS....................................................................26
   ITEM 10.     EXECUTIVE COMPENSATION..............................................................................29
   ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT....................................33
   ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................34
   ITEM 13.     EXHIBITS............................................................................................35
   ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................................................36

   EXHIBIT INDEX ...................................................................................................38

   FINANCIAL STATEMENTS............................................................................................F-1

Forward-Looking Statements

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "objective," "forecast," "goal" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements; and in all cases, such statements are subject to our ability to secure sufficient financing or to increase revenues to support our operations. In this regard, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-KSB. In evaluating our business, you should give careful consideration to the information set forth in our registration statement on Form SB-2/A filed with the Securities Exchange Commission on March 23, 2006 and the other information set forth herein.

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

                                     PART I

Item 1.  Description of Business

Business Overview

InfoSearch Media, Inc. ("InfoSearch" or the "Company") is a Los Angeles-based global developer of content-based search marketing solutions that support non-paid (non-paid search results are those results that the search engines find on the world wide web as opposed to those listings for which companies pay for placement) search marketing initiatives of its clients. We have two primary revenue producing programs, ContentLogic and ArticleInsider. Through our ContentLogic program we deliver, through sale or license agreements, branded original content for use on our client's web sites. Utilizing sophisticated content and keywords analytics, content developed in the ContentLogic program drives traffic to the client's website through improved search engine rankings. Further, the ContentLogic content provides an environment engineered to stimulate a sale through the use of content focused on the client's products and services. We derive revenue from this program through either the sale or license of the content. While many of our small to medium sized business clients prefer the month-to-month leasing option over the purchase alternative because it provides a lower upfront cost without a long term commitment, larger firms generally prefer the outright purchase of the content. We are actively pursuing both methods and instituting a dedicated team to focus on the larger clients.

Our ArticleInsider program was designed to target clients desiring to increase and improve traffic to the client's existing website by providing to such client highly qualified leads. Using the same content development and keyword analytics development process utilized for ContentLogic, content is written for clients in the form of a general informational article focused on the client's business topic. The article is placed on the ArticleInsider website located at www.articleinsider.com. Clients sponsor an advertising link placed in a prominent location on the article through which the client receives screened traffic leads to their websites. We receive revenues for such services in the cost per click ("CPC") method. In May 2005, we began selling our traffic through our proprietary bidding software which distributes traffic to clients according to relative bid rates. At the same time, we established an affiliate program as part of our ArticleInsider program in order to supplement the traffic we receive to the ArticleInsider website. We derive revenues from the affiliate program on a CPC basis through the sale of visitor traffic purchased by us from other online advertising companies and tested through our proprietary click-fraud prevention software. The final component of the ArticleInsider program is our partnership with Google wherein Google pays us fees for clicks on links sponsored by Google and displayed on the ArticleInsider web site.

On December 31, 2004, Trafficlogic, Inc., a California corporation ("Trafficlogic") merged with MAC Worldwide, Inc. ("MAC"); the surviving company changed its name to InfoSearch Media, Inc. ("InfoSearch Media" or the "Company"). Such merger consisted of three related transactions: (1) the merger (the "Merger") of Trafficlogic with and into a newly organized and wholly-owned subsidiary of MAC, Trafficlogic Acquisition Corp., a Delaware corporation, which later changed its name to Trafficlogic, Inc. ("Acquisition Sub"); (2) the disposition of MAC's wholly-owned operating subsidiary, Mimi & Coco, Inc., a Canadian corporation ("Mimi & Coco") (the "Split-Off"); and (3) the closing of a private placement offering of common stock, par value $0.001 per share (the "our common stock") (the "Private Placement Transaction"). The current officers and directors of the Company are listed on page 26.

Our principal executive offices are located at 4086 Del Rey Avenue, Marina Del Rey, California 90292. Our telephone number is (310) 437-7380.

ContentLogic

The ContentLogic program was launched in late 2004. Through this program, the Company delivers, through sale or license agreements, branded original content for use on client's web sites. Utilizing sophisticated content and keywords analytics, content developed in the ContentLogic program drives traffic to the client's website through improved search engine rankings. The ContentLogic content provides an environment engineered to stimulate a sale through the use of content focused on the client's products and services.

The Company develops the content through its network of approximately 200 copywriters. The Company closely manages this network of independent contractors and continually screens the quality of their work with the goal of constantly upgrading the overall talent level and breadth of knowledge maintained within the network. New copywriters are hired on a regular basis to replace existing writers or augment the talent pool after a careful screening process.

When the program was launched in late 2004, the Company sold the content to its clients. This was changed to add an annual licensing model during the second quarter of 2005 and was further modified in the third quarter of 2005 to also provide for the licensing of the content pursuant to month-to-month licensing agreements. Going forward, we plan to derive revenue from this program through both the sale and license of content. While many of our small to medium sized business clients prefer the month-to-month leasing option over the purchase alternative because it provides a lower upfront cost without a long term commitment, larger firms generally prefer the outright purchase of the content. We are actively pursuing both methods and instituting a dedicated team to focus on the larger clients.

ArticleInsider

Our ArticleInsider program was designed to target clients desiring to increase and improve traffic to the client's existing website by providing to such clients highly qualified leads. Using the same network of approximately 200 copywriters and content development and keyword analytics development process utilized for ContentLogic, content is written for clients in the form of a general informational article focused on the client's business topic. Articles are placed on the ArticleInsider website located at www.articleinsider.com, which currently contains approximately 60,000 articles. Clients sponsor an advertising link placed in a prominent location on the articles through which the client receives traffic leads to their websites. Internal analysis has shown that users clicking on a sponsored ad embedded within the article leads to higher conversion rates by the client.

During the second quarter of 2005, the Company established an affiliate strategy as part of its ArticleInsider program in order to supplement the traffic it received to the ArticleInsider website. As part of this program, the Company has developed relationships with numerous providers of search traffic and carefully screens the traffic based on keywords and through the use of the Company's proprietary anti-click fraud software. The traffic is screened to eliminate clicks generated by software programs which may now exist or which may be developed in the future that artificially generate Internet searches or clicks. We do this to insure that we send viable search traffic to InfoSearch merchant advertisers.

The Company derives revenues from both components of the ArticleInsider program on a CPC basis. In May 2005, the Company began selling its traffic through the Company's proprietary bidding software which distributes traffic to clients according to relative bid rates.

Also as part of the ArticleInsider program, the Company maintains a partnership with Google's Adsense program. As part of this partnership, the Company displays Google Adsense advertisements on the articles contained on ArticleInsider.com and Google pays the Company fees for clicks on those advertisements.

Industry Overview

Internet search and online advertising are experiencing significant growth. Search is the second most popular activity on the Web, behind only email, with more than 550 million searches performed daily worldwide and 245 million searches performed in the United States. According to U.S. Bancorp Piper Jaffray, the global market for performance-based advertising and search marketing, such as pay-per-click listings and paid inclusion, will grow from approximately $1.4 billion in 2002 to approximately $21.7 billion in 2010. This growth in the importance of search marketing has led many advertisers to dramatically increase their level of advertising investment in search-based promotional methods. In addition, U.S. Bancorp Piper Jaffray predicts that online advertising in the United States will represent approximately 6% of total advertising spending in 2008 compared to approximately 2% of total advertising spending in 2003.

This growth in search is fueled by the increased acceptance of the Internet as a commerce/marketing medium, the rapid expansion of early stage international markets, the growth of overall Internet usage and broadband Internet access, and by the advertiser's realization of the cost-effectiveness of search advertising. This growth may create future opportunities to generate revenues and profits through the introduction of new search engine-related marketing products.

Key Growth Drivers

      o Increased E-Commerce - The growth in search revenues has been proportional to growth in e-commerce. As consumers migrate to Internet-based purchasing, advertisers seek to promote their products or services using Internet methods, the most effective of which has proven to be search(1). If Internet sellers dedicate even 10% of revenues toward Internet marketing and advertising, as is typical of traditional merchants, search advertising opportunities should expand tremendously. In fact, U.S. Bancorp Piper Jaffray projects total e-commerce spending to top $150 billion in 2007.

      o Growth of the Internet and Broadband Access - The organic growth of the Internet has created a domestic audience rivaling the use of television. This large audience provides a source of potential customers for merchants and a massive source of advertising and marketing dollars for those firms interested in search engine marketing. This audience is not only growing in size but increasing its time spent on the Internet due to the increased usage of broadband Internet access.

      o Increased Acceptance of Search as a Powerful Marketing Channel - Although search was once considered only a method for Internet users to locate information, its potential as a marketing tool has been quickly realized. The growth of those companies offering search engine marketing services is demonstrative of the realization among advertisers of the power of search as a business acquisition medium. However, search marketing still represents a small portion of most advertising budgets and has a very strong growth potential.

      o International Market Expansion - Most international Internet markets are still in the very early stages of development. U.S. Internet penetration rates are close to 65%, compared to approximately a 6% penetration in the international population (2). As the international market begins to approach the domestic market in terms of penetration, new monetization opportunities are expected to be created, including strong e-commerce and search engine marketing opportunities.

      o Cost Effectiveness/High Return on Investment - Due to its relatively low cost and high conversion rates, search based marketing offers advertisers a high return on investment compared to traditional marketing vehicles. Forms of advertising such as the yellow pages can cost more than $1 per customer lead compared to $.35 per customer lead for Overture's paid listings (3).

            1     US Bancorp Piper Jaffray Equity Research, "The Golden Search"

            2.    US Bancorp Piper Jaffray Equity Research, "The Golden Search"

            3.    US Bancorp Piper Jaffray Equity Research, "The Golden Search"

Opportunity

Despite the significant growth in the search industry, several problems in the industry have not been addressed adequately by the majority of search engine marketing companies including:

      o Placement competition due to the concentration of search traffic is leading to rising costs of effective paid listing keywords, limiting smaller businesses access to paid listings;

      o Difficulty maintaining high rankings in unpaid listings, which represent a large portion of search traffic;

      o     Low  return  on  investment   due  to  excessive  CPC  charges  from
            uninterested searchers; and

      o     Poor conversion/low close rates due to low quality traffic.

The Company's unique content-based products delivered through its ContentLogic and ArticleInsider programs provide a solution to these problems by leveraging the Company's content development expertise to deliver to businesses sustainable access to the unpaid portion of search listings with screened leads, above average click-through rates and a price point that is below the current market average.

Future Market Trends

InfoSearch Media is uniquely positioned to benefit from major trends that will shape the future of the search engine world. The recent success of Yahoo / Overture and Google has proven that search listings can be translated into significant revenue streams generating high levels of advertising satisfaction and return on investment for customers.

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

The Rise of Relevance

It was once thought that as users became increasingly knowledgeable about the location of information throughout the Internet, search engines would become obsolete with users accessing the web through specific websites or through the channels of an Internet portal. However, users have become more focused on quick and relevant search results and search engines have evolved to meet this demand, creating listing parameters that produce only the targeted information the user desires.

InfoSearch Media's content-based services align perfectly with this trend. The Company's content may appeal to search engines looking for fresh, highly relevant information because the primary purpose of a search engine is to deliver the most relevant, informative and useful information to their users. Such search engines therefore have an incentive to place the best content at the top of their indexes and it is our belief that as InfoSearch Media's writer talent increases, and as the quality of our content improves, our goals become more and more aligned with those of the search engines. The result of this synergy is that users, advertisers, search engines and InfoSearch Media all receive equal benefit from our model.

International Market Development

International Internet traffic is already significantly larger in volume than domestic Internet traffic, with approximately 400 million Internet users abroad compared to close to 160 million in the United States. In addition, currently there are approximately 305 million searches occurring outside of the United States daily, growing at an annual rate of 20%. At this pace, the international market for search marketing services may soon eclipse the size of the domestic opportunity. This trend is amplified by the major portals and Internet companies adopting international models offering increased search and Internet services abroad.

Although this market does not currently have the monetization potential of the domestic opportunity, the growth rate of monetization in the international markets is much faster than in the United States. Currently the largest international Internet markets are Japan, Germany, Korea, United Kingdom, France, Italy and Spain. However, it is likely that within the next decade China, India and Latin America will provide opportunities that shall exceed the current largest international markets in size. U.S. Bancorp Piper Jaffray estimates that international Internet search revenues were $200 million in 2003, growing to $1.9 billion by 2007.

InfoSearch Media's services are easily expandable to an international customer base and would benefit from increased use of search engines and e-commerce at a multinational level.

High Concentration

More than 80% of all searches in the United States are provided by four search engines: Google, Yahoo!, MSN and AOL. These four are likely to retain or gain market share based upon an increased focus on promoting their search products, increasing their overall traffic, and improving their search technologies.

This oligopoly of market participants simplifies InfoSearch Media's efforts to rank high among all major search engines by giving us the ability to focus our network's development on only four search engines responsible for 80% or more of all search traffic.

Business Strategy

InfoSearch Media's business strategy focuses on building its client base for both ContentLogic and ArticleInsider programs. The Company currently has approximately 4,000 clients in its ArticleInsider program and 1,400 clients in its ContentLogic program.

ArticleInsider clients deposit funds into a deferred revenue account. As the traffic is distributed through the ArticleInsider web site or through the ArticleInsider affiliate program to the Company's clients, the bidded or contracted CPC amount is recognized as revenue. Total click-throughs are defined as the number of unique users that click on an advertisement or search result. Also, as part of this program, the Company has established a partnership with Google through which Google pays the Company fees for clicks on links sponsored by Google and displayed on the ArticleInsider web site. The Company recognizes the revenue generated from this service as reported by Google to the Company at the end of each month.

For its ContentLogic program, the Company derives revenue through the licensing and sale of content to our customers. The Company intends to concentrate on building its base of licensing agreements and sales of content to both the small to medium business market and the large industry players.

Uniqueness of Service

Several factors make the services provided by InfoSearch Media unique in the search engine advertising space.

      o Content Based Model - InfoSearch Media's model is unique in the search engine marketing space. Instead of simply including its clients' sites in highly trafficked search engines through partnering with the major engines or by using deceptive search engine optimization techniques, InfoSearch Media focuses on generating unique, relevant and high-quality online content which improves search engine ranking and traffic.

      o Conversion Rates - Internal research indicates that the internet traffic that InfoSearch Media drives to its client's sites through the use of InfoSearch developed content has a demonstrably higher conversion rate than existing practices or services. This results because searchers visiting InfoSearch Media's clients' websites utilizing content developed for them by InfoSearch view highly targeted keyword-based content tailored to the client's underlying business. As a result, those visitors arriving on the client's site are more likely to make a purchase.

      o Solution for Dynamically Generated Sites - Many companies offering their products and services on the Internet maintain websites with large amounts of dynamic content which is difficult for major search engines to find due to the low visibility of such content to many of the popular search engines' search listing parameters. Because InfoSearch Media's keyword-based content model provides a solution easily found by the search engine spiders, major search engines are far more likely to find and index the client's websites.

      o Major Engine Coverage - InfoSearch Media's clients typically receive a large portion of their traffic from Google, Yahoo!, MSN and AOL. These four sites account for a large majority of all searches performed on the Internet. InfoSearch Media's ability to develop content that ranks highly with the major search engines represents a unique approach to generating qualified traffic for its customers. Rather than using deceptive techniques, like doorway pages (a page designed to trick search engines into thinking that the site is a focused on a topic other than the actual topic in an effort to trick people into visiting their websites) and link farms (technique to artificially create links to a particular website, which is one of the key determinants to ranking in the search engines) which have become standard with other search engine optimization companies, InfoSearch Media produces content which clients utilize on their websites to dramatically improve their search engine ranking and drive high volumes of relevant internet traffic.

Target Markets

InfoSearch Media has developed four major target markets that the Company is either currently focusing on or that it intends to focus on in the future. Management believes that these four target markets will enable us to maintain our unique competitive position while significantly expanding our client base.

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

      o Small to Medium Businesses - Of the 12 million small to medium businesses in the United States, less than 1% currently use search as method of customer acquisition. These small to medium businesses present a customer acquisition opportunity for us. Such small to medium businesses are massive in numbers, largely ignored by the larger providers of search engine marketing services and often overshadowed by the larger competitors in their space when they must compete in an auction format. Because we specifically target the small to medium business market, we feel we are positioned to offer this market a higher level of customer service and personalized attention than larger online advertising services. These potential clients are also ideal for the Company's ContentLogic service, because small to medium sized businesses often do not have the resources to hire internal copywriters and website developers to drive traffic to their sites.

      o Niche Business Sectors - Niche business sectors are those sectors that offer a unique product or service that is not readily available to consumers and often can only be found by consumers online. Although these products and services are often difficult to find and are not typical consumer offerings, a strong demand for such products and services exists making these specialty businesses ideal candidates for search engine marketing. Similar to the small to medium size businesses, the niche sector is largely ignored by the large search engine marketing companies and therefore offers InfoSearch Media a significant revenue opportunity.

      o Large Scale Content Opportunities - Large established firms are increasingly realizing the importance of online marketing. While they frequently have the resources to provide our services in-house, they understand that it is not their core competence and are open to outside service providers. We are pursuing these large firms to provide content on a large-scale, contractual basis. The Company plans to actively target this sector going forward, as we believe it will provide an additional method to leverage the strength of our team of copywriters and will potentially constitute a large portion of the Company's revenues.

Sales, Marketing, Advertising and Promotion

As of December 31, 2005, we had 28 full-time employees in our sales department. The Company's sales department currently focuses on adding new clients to its ContentLogic and ArticleInsider programs. Advertising and promotion of our services is broken into two main categories: direct sales and online promotion.

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

The Company intends to continue its strategy of growing its client base through sales and marketing programs and is reviewing more scalable methods and partnerships with the goal of increasing its client base. Further, we continually evaluate our marketing and advertising strategies to maximize the effectiveness of our programs and their return on investment.

Competition

To our knowledge, InfoSearch Media is the only company exclusively dedicated to providing content-based marketing solutions to increase lead generation from unpaid search listings. Nonetheless, while our content-based solutions are unique, there are other companies that use similar techniques in different ways to increase traffic leads and conversion rates. About.com is an example of a content-type site that leverages a large amount of specialty writers to help it generate ad revenue. It does not, however, sell content to other companies. In contrast, Introspect provides search engine optimization services which include web design and content development. It, however, does not own its own content network.

The Company believes that today's typical internet advertiser is becoming more sophisticated regarding the increased value of content-based solutions relative to the different forms of internet advertising. These advertisers are increasingly aware of their return on investment and are more carefully developing their online marketing programs. While the significant growth in the industry has increased the competitive levels, the Company believes that its unique product offering will continue to provide an edge in developing new client relationships.

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

All of our copywriters are under contract assigning to us ownership of the content they create. In addition, the Company has copyrighted all content hosted throughout its network.

Government Regulation

We are subject to governmental regulation much like many other companies. There are still relatively few laws or regulations specifically addressed to the Internet. As a result, the manner in which existing laws and regulations should be applied to the Internet in general, and how they relate to our businesses in particular, is unclear in many cases. Such uncertainty arises under existing laws regulating matters, including user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services and intellectual property ownership and infringement.

To resolve some of the current legal uncertainty, we expect new laws and regulations to be adopted that will be directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen the growth in use of the Internet in general.

Several new federal laws that could have an impact on our business have already been adopted. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third party websites that include materials that infringe copyrights or rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act requires online services providers to report evidence of violations of federal child pornography laws under certain circumstances.

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

We post our privacy policy and practices concerning the use and disclosure of any user data on our websites. Any failure by us to comply with posted privacy policies, Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our businesses, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues related to our businesses. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in user registrations and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

Employees

As of December 31, 2005, we employed a total of 63 full-time employees and approximately 200 contracted copywriters. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we were unable to retain our key employees or we were unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

Item 1A.  Risk Factors.

As used in this section, "we," "our," "us," "InfoSearch," and "InfoSearch Media" refer to InfoSearch Media, Inc. and its subsidiaries. Our future revenues will be derived from sales of our search engine marketing services. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals, including those described below. If any of these risks actually occurs, our business, financial condition or results of operation may be materially adversely affected.

RISKS RELATING TO THE COMPANY

Our limited operating history makes evaluation of our business difficult.

We were incorporated in the State of Delaware on December 14, 2000, and we have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history.

We  may  need   additional   funding  to  support  our  operations  and  capital
expenditures, which may not be available to us and which lack of availability could adversely affect our business.

We have no committed sources of additional capital. For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow from operations and our cash on hand. If our capital resources are insufficient, we will have to raise additional funds. We may need additional funds to continue our operations, pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in further dilution to existing stockholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy, including the possibility of additional acquisitions or internally developed businesses. Through December 31, 2005 we had an accumulated deficit of $6,327,671.

We have incurred losses since our inception, and we expect our losses to continue for the foreseeable future, which will adversely affect our ability to achieve profitability.

While we experienced net income for fiscal year 2005, we experienced a net loss of $4,322,864 for fiscal year 2004. Also, we may incur net losses if our revenues decline, resulting from stock option expenses, increases in our sales and marketing activities, regulatory and compliance costs, change in the fair value of warrants outstanding or investment in the business. These issues may prove to be larger than we currently anticipate, which could further increase our net losses. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.

We may make acquisitions, which could divert management's attention, cause ownership dilution to our stockholders and be difficult to integrate.

Our business strategy depends in part upon our ability to identify, structure and integrate acquisitions that are complementary with our business model. Acquisitions, strategic relationships and investments in the technology and Internet sectors involve a high degree of risk. We may also be unable to find a sufficient number of attractive opportunities, if any, to meet our objectives. Although many technology and Internet companies have grown in terms of revenue, few companies are profitable or have competitive market share. Our potential strategic acquisition, strategic relationship or investment targets and partners may have histories of net losses and may expect net losses for the foreseeable future.

Acquisition transactions are accompanied by a number of risks that could harm us and our business, operating results and financial condition:

      o we could experience a substantial strain on our resources, including time and money, and we may not be successful;

      o our management's attention may be diverted from our ongoing business concerns;

      o while integrating new companies, we may lose key executives or other employees of these companies;

      o we could experience customer dissatisfaction or performance problems with an acquired company or technology;

      o we may become subject to unknown or underestimated liabilities of an acquired entity or incur unexpected expenses or losses from such acquisitions; and

      o     we may incur  possible  impairment  charges  related to  goodwill or
            other   intangible   assets   or  other   unanticipated   events  or
            circumstances, any of which could harm our business.

Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenue and cost benefits.

We may be unable to attract and retain key employees and the loss of our senior management could harm our current and future operations and prospect.

We are heavily dependent on the continued services of George Lichter, our President and Chief Executive Officer. Our success also depends on the skills, experience and performance of other key members of our management team. The loss of any key employee, in particular the departure of our Executive Chairman, Claudio Pinkus, Chief Executive Officer, George Lichter, Chief Financial Officer, Frank Knuettel, II, Chief Strategic Officer, Steve Lazuka, General Manager, ContentLogic, David Averill, our Chief Information Officer, Kelly Bakst, and our VP of Technology, David Gagne, could have an adverse effect on our prospects, business, financial condition, and results of operations. Any member of our senior management team may voluntarily terminate his employment with the Company at any time upon short notice.

As of February 28, 2006, our senior management controlled approximately 29.1% or 12,302,119 shares of our common stock. Their collective voting control is only partially related to their continued employment with the Company as 11,417,142 of these shares are fully-vested. The loss of the services of any member of our senior management, for any reason, or any conflict among our senior management officers, could harm our current and future operations and prospects as they could prevent stockholder approval at a stockholder meeting.

Failure to attract and retain necessary technical personnel and skilled management could adversely affect our business. Our success depends to a significant degree upon our ability to attract, retain and motivate highly skilled and qualified personnel. If we fail to attract, train and retain sufficient numbers of these highly qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected.

Our senior management has never managed a public company.

The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. There can be no assurance that our senior management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements. Further, this could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

We may not be able to effectively manage our growth.

Our strategy envisions growing our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

      o     meet our capital needs;

      o     expand our systems effectively or efficiently or in a timely manner;

      o     allocate our human resources optimally;

      o     identify and hire qualified employees or retain valued employees; or

      o incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations our financial results could be adversely affected.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on the board of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the Securities and Exchange Commission, as well as the adoption of new and more stringent rules by the stock exchanges and NASDAQ.

Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual's independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of our common stock on any stock exchange or NASDAQ (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

If we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors' and officers' liability insurance.

We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, the financial condition of our Company may be materially adversely affected.

We may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage the Company.

RISKS RELATING TO OUR BUSINESS

If we do not maintain and grow a critical mass of online advertisers and content licensees, our operating results could be adversely affected.

Our success depends, in part, on the maintenance and growth of a critical mass of online advertisers and content licensees and a continued interest in our performance-based advertising and search marketing services. If our business is unable to achieve a growing base of online advertisers and content licensees, in particular, we may not successfully develop or market technologies, products or services that are competitive or accepted by online advertisers and content licensees, which comprise a large portion of the search marketing-based community. Any decline in the number of online advertisers and content licensees could adversely affect our operating results generally.

We are dependent upon several of the major search engines to continue to provide us traffic that our merchant advertisers deem to be of value, and if they do not, it could have a material adverse effect on the value of our services.

We are dependent upon several of the major Internet search engines namely Google, Yahoo!, MSN and AOL to provide us traffic that our merchant advertisers deem to be of value. The InfoSearch ArticleInsider business model is predicated on individuals performing keyword searches and through those searches finding our articles in the non-paid search results portion of the search results page and ultimately clicking through to the advertiser on the InfoSearch article. If our traffic from any or multiple of these search engineers were interrupted for any reason, we would potentially suffer a significant decline in revenue. We monitor the traffic delivered to our merchant advertisers in an attempt to optimize the quality of traffic we deliver. We review factors such as non-human processes, including robots (which create automated, artificial traffic), spiders (which review websites for search engines in order for the search engines to categorize the content of websites but have no direct commercial value to the website owner), scripts (or other software), mechanical automation of clicking and other sources and causes of low-quality traffic, including, but not limited to, other non-human clicking agents. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be provided to our merchant advertisers, which, if not contained, may be detrimental to those relationships. Low-quality traffic (or traffic that is deemed to be less valuable by our merchant advertisers) may prevent us from growing our base of merchant advertisers and cause us to lose relationships with existing merchant advertisers.

We may be subject to litigation for infringing the intellectual property rights of others.

Our success depends, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others. There can be no guarantee that any of our intellectual property will be adequately safeguarded, or that it will not be challenged by third parties. We may be subject to patent infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies.

For example, Overture Services, a subsidiary of Yahoo!, which operates in certain competitive areas with us, owns a patent (U.S. Patent No. 6,269,361), which purports to give Overture rights to certain bid-for-placement products and pay-per-performance search technologies. Overture is currently involved in litigation with two companies relating to this patent (FindWhat and Google).
These companies are vigorously contesting Overture's patent. If we were to acquire or develop a related product or business model that Overture construes as infringing upon the above-referenced patent, then we could be asked to license, re-engineer our product(s) or revise our business model according to terms that may be extremely expensive and/or unreasonable. Additionally, if Overture construes any of our current products or business models as infringing upon the above-referenced patent, then we could be asked to license, re-engineer our product(s) or revise our business model according to terms that could be extremely expensive and/or unreasonable.

Any patent litigation could negatively impact our business by diverting resources and management attention from other aspects of the business and adding uncertainty as to the ownership of technology and services that we view as proprietary and essential to our business. In addition, a successful claim of patent infringement against us and our failure or inability to license the infringed or similar technology on reasonable terms, or at all, could have a material adverse effect on our business.

We may be involved in lawsuits to protect or enforce any patents that we may be granted, which could be expensive and time consuming.

We may initiate patent litigation against third parties to protect or enforce our patent rights, and we may be similarly sued by others. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The
defense  and  prosecution,   if  necessary,   of  intellectual  property  suits,
interference proceedings and related legal and administrative proceedings is costly and may divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the trading price of our common stock.

RISKS RELATING TO OUR INDUSTRY

If we are unable to compete in the highly competitive performance-based advertising and search marketing industries, we may experience reduced demand for our products and services.

We operate in a highly competitive environment. We principally compete with other companies in the following main areas:

      o     sales to online advertisers of performance-based advertising; and

      o     content  licensing   services  that  allow  online  advertisers  and
            merchants to employ our content to drive traffic to their websites.

Although we currently pursue a strategy that allows us to potentially partner with all relevant companies in the industry, there are certain companies in the industry that may not wish to partner with us.

We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The barriers to entering our market are relatively low. In fact, many current Internet and media companies presently have the technical capabilities and advertiser bases to enter the search marketing services industry. Further, if the consolidation trend continues among the larger media and search engine companies with greater brand recognition, the share of the market remaining for us and other smaller search marketing services providers could decrease, even though the number of smaller providers could continue to increase. These factors could adversely affect our competitive position in the search marketing services industry.

Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

      o     longer operating histories;

      o     more management experience;

      o     an employee base with more extensive experience;

      o a better ability to service customers in multiple cities in the United States and internationally by virtue of the location of sales offices;

      o     larger customer bases;

      o     greater brand recognition; and

      o     significantly greater financial, marketing and other resources.

In addition, many current and potential competitors can devote substantially greater resources than we can to promotion, website development and systems development. Furthermore, currently and in the future to the extent the use of the Internet and other online services increases, there will likely be larger, more well-established and well-financed entities that acquire companies and/or invest in or form joint ventures in categories or countries of interest to us, all of which could adversely impact our business. Any of these trends could increase competition and reduce the demand for any of our services.

If we are not able to respond to the rapid technological change characteristic of our industry, our products and services may not be competitive.

The market for our services is characterized by rapid change in business models and technological infrastructure, and we will need to constantly adapt to changing markets and technologies to provide competitive services. We believe that our future success will depend, in part, upon our ability to develop our services for both our target market and for applications in new markets. We may not, however, be able to successfully do so, and our competitors may develop innovations that render our products and services obsolete or uncompetitive.

Our technical systems are vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation.

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from fire; floods; network failure; hardware failure; software failure; power loss; telecommunications failures; break-ins; terrorism, war or sabotage; computer viruses; denial of service attacks; penetration of our network by unauthorized computer users and "hackers" and other similar events; and other unanticipated problems.

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers. In addition, if a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. We have deployed firewall hardware intended to thwart hacker attacks. Although we maintain property insurance, our insurance may not be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may not be able or may decline to do so for a variety of reasons.

If we fail to address these issues in a timely manner, we may lose the confidence of our online advertisers and content licensees, our revenue may decline and our business could suffer.

We rely on outside firms to host our servers, and a failure of service by these providers could adversely affect our business and reputation.

We rely upon third party providers to host our main servers. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, we have experienced short-term outages in the service maintained by one of our current co-location providers. We also rely on third party providers for components of our technology platform, such as hardware and software providers, credit card processors and domain name registrars. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

Our quarterly results of operations might fluctuate due to changes in the listing parameters employed by search engines to show the results of a particular search query, which could adversely affect our revenue and in turn the market price of our common stock.

Our revenue is heavily dependent on how search engines treat our content in their indexes. In the event search engines determine that our content is not high quality, such search engines may not rank our content as highly in their indexes resulting in a reduction in our traffic, which may cause lower than expected revenues. We are greatly dependent on a small number of major search engines, namely Google, Yahoo!, MSN and AOL. Search engines tend to adjust their listing parameters periodically and each adjustment tends to have an impact on how our content ranks in their indexes. These constant fluctuations could make it difficult for us to predict future revenues.

Our quarterly results of operations might fluctuate due to customer retention rates for our content licensing product, which could adversely affect our revenue and in turn the market price of our common stock.

Our revenue is dependent on our client retention rate. A decrease in the retention rate could have a significant negative impact on our ongoing revenues, cash flows and stock price. An increase in the churn rate could also adversely affect our reputation, making it more difficult to obtain new clients, further negatively impacting our revenues and cash flows.

We are susceptible to general economic conditions, and a downturn in advertising and marketing spending by merchants could adversely affect our operating results.

Our operating results will be subject to fluctuations based on general economic conditions, in particular those conditions that impact merchant-consumer transactions. If there were to be a general economic downturn that affected consumer activity in particular, however slight, then we would expect that business entities, including our online advertisers and potential online advertisers and content licensees and potential licensees, could substantially and immediately reduce their advertising and marketing budgets. We believe that during periods of lower consumer activity, online spending on advertising and marketing is more likely to be reduced, and more quickly, than many other types of business expenses. These factors could cause a material adverse effect on our operating results.

We depend on the growth of the Internet and Internet infrastructure for our future growth and any decrease or less than anticipated growth in Internet usage could adversely affect our business prospects.

Our future revenue and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of the Internet include:

      o     possible   disruptions   or  other   damage  to  the   Internet   or
            telecommunications infrastructure;

      o     failure of the individual networking infrastructures of our merchant
            advertisers  and  distribution   partners  to  alleviate   potential
            overloading and delayed response times;

      o a decision by merchant advertisers to spend more of their marketing dollars in offline areas;

      o     increased governmental regulation and taxation; and

      o     actual or perceived lack of security or privacy protection.

In particular, concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services, especially online commerce. In order for the online commerce market to develop successfully, we, and other market participants, must be able to transmit confidential information, including credit card information, securely over public networks. Any decrease or less than anticipated growth in Internet usage could have a material adverse effect on our business prospects.

We are exposed to risks associated with credit card fraud and credit payment, and we may suffer losses as a result of fraudulent data or payment failure by merchant advertisers.

We may suffer losses as a result of payments made with fraudulent credit card data. Our failure to control fraudulent credit card transactions adequately could reduce any gross profit margin. In addition, under limited circumstances, we extend credit to online advertisers who may default on their accounts payable to us.

Government regulation of the Internet and online commerce may adversely affect our business and operating results.

Companies engaging in online search, commerce and related businesses face uncertainty related to future government regulation of the Internet. Due to the rapid growth and widespread use of the Internet, legislatures at the federal and state levels are enacting and considering various laws and regulations relating to the Internet. Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. Our business and operating results may be negatively affected by new laws, and such existing or new regulations may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet.

The application of these statutes and others to the Internet search industry is not entirely settled. Further, several existing and proposed federal laws could have an impact on our business:

      o The Digital Millennium Copyright Act and its related safe harbors are intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others.

      o The CAN-SPAM Act of 2003 and certain state laws are intended to regulate interstate commerce by imposing limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet.

With respect to the subject matter of each of these laws, courts may apply these laws in unintended and unexpected ways. As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services. Many of the services of the Internet are automated and companies, such as ours, may be unknowing conduits for illegal or prohibited materials. It is not known how courts will rule in many circumstances; for example, it is possible that some courts could find strict liability or impose "know your customer" standards of conduct in certain circumstances.

We may also be subject to costs and liabilities with respect to privacy issues. Several Internet companies have incurred costs and paid penalties for violating their privacy policies. Further, it is anticipated that new legislation will be adopted by federal and state governments with respect to user privacy. Additionally, foreign governments may pass laws which could negatively impact our business or may prosecute us for our products and services based upon existing laws. The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business and operating results.

Online commerce is relatively new and rapidly changing, and federal and state regulations relating to the Internet and online commerce are evolving. Currently, there are few laws or regulations directly applicable to the Internet or online commerce on the Internet, and the laws governing the Internet that exist remain largely unsettled. New Internet laws and regulations could dampen growth in use and acceptance of the Internet for commerce. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy is uncertain. The vast majority of those laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not expressly contemplate or address the unique issues presented by the Internet and related technologies. Further, growth and development of online commerce have prompted calls for more stringent consumer protection laws, both in the U.S. and abroad. The adoption or modification of laws or regulations applicable to the Internet could have a material adverse effect on our Internet business operations. We also are subject to regulation not specifically related to the Internet, including laws affecting direct marketers and advertisers.

In addition, in 1998, the Internet Tax Freedom Act was enacted, which generally placed a three-year moratorium on state and local taxes on Internet access and on multiple or discriminatory state and local taxes on electronic commerce. This moratorium was recently extended until November 1, 2007. We cannot predict whether this moratorium will be extended in the future or whether future legislation will alter the nature of the moratorium. If this moratorium is not extended in its current form, state and local governments could impose additional taxes on Internet-based transactions, and these taxes could decrease our ability to compete with traditional retailers and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

In addition, several telecommunications carriers have requested that the Federal Communications Commission ("FCC") regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. This could result in the reduced use of the Internet as a medium for commerce, which could have a material adverse effect on our Internet business operations.

Future regulation of search engines may adversely affect the commercial utility of our search marketing services.

The Federal Trade Commission ("FTC") has recently reviewed the way in which search engines disclose paid placements or paid inclusion practices to Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid search results are clearly distinguished from non-paid results, that the use of paid inclusion is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid placement or paid inclusion listings on search results. Such disclosures if ultimately mandated by the FTC or voluntarily made by us may reduce the desirability of any paid placement and paid inclusion services that we offer. We believe that some users may conclude that paid search results are not subject to the same relevancy requirements as non-paid search results, and will view paid search results less favorably. If such FTC disclosure reduces the desirability of our paid placement and paid inclusion services, and click-throughs of our paid search results decrease, the commercial utility of our search marketing services could be adversely affected.

We may incur liabilities for the activities of users of our service, which could adversely affect our service offerings.

The law relating to the liability of providers of online services for activities of their users and for the content of their merchant advertiser listings is currently unsettled and could damage our business, financial condition and operating results. Our insurance policies may not provide coverage for liability arising out of activities of our users or merchant advertisers for the content of our listings. Furthermore, we may not be able to obtain or maintain adequate insurance coverage to reduce or limit the liabilities associated with our businesses. We may not successfully avoid civil or criminal liability for unlawful activities carried out by consumers of our services or for the content of our listings. Our potential liability for unlawful activities of users of our services or for the content of our listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings.

RISKS RELATING TO THE COMMON STOCK

Applicable SEC rules governing the trading of "penny stocks" limits the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is currently quoted on the NASD's OTC Bulletin Board, and trades below $5.00 per share; therefore, our common stock is considered a "penny stock" and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

      o     announcements of new products or services by our competitors; and

      o fluctuations in revenue attributable to changes in the search engine listing parameters that rank the relevance of our content.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

      o     quarterly variations in our revenues and operating expenses;

      o announcements of technological innovations or new products or services by us; and

      o     significant sales of our common stock by the selling stock holders.

Our operating results may fluctuate significantly, and these fluctuations may cause our common stock price to fall.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

There is a limited public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is a limited public market for shares of our common stock. An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock.

Our common stock is controlled by insiders.

One of the former TrafficLogic shareholders, Steve Lazuka, our Founder and Chief Strategy Officer, beneficially owns approximately 19.2% of our outstanding common stock. As one of our largest stockholders, Mr. Lazuka's interests may conflict with his fiduciary duties as an officer and director and may influence how Mr. Lazuka votes on certain matters that require stockholder approval. Mr. Lazuka may influence the outcome of various actions that require stockholder approval including the election of our directors, delaying or preventing a transaction in which stockholders might receive a premium over the prevailing market price for their shares and preventing changes in control or management.

We do not expect to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase our common stock.

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

If we become listed on a national stock exchange or the NASDAQ Stock Market or have a class of voting stock held by more than 2,000 record holders, we will be governed by the provisions of Section 203 of the General Corporation Law of Delaware. Section 203 of the Delaware General Corporation Law provides, subject to enumerated exceptions, that if a person acquires 15% or more of our voting stock, the person is an "interested stockholder" and may not engage in "business combinations" with us for a period of three years from the time the person acquired 15% or more of our voting stock.

Item 2.  Description of Property.

The Company's corporate headquarters are located in Marina Del Rey, California. The Company recently extended its lease through May 31, 2009, providing for monthly payments of $17,980 from June 1, 2006 through May 31, 2007, $18,520 from June 1, 2007 through May 31, 2008 and $19,075 from June 1, 2008 through May 31, 2009. Through May 31, 2006, the monthly rent is $13,500.

Item 3.  Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. While we are not currently a party to any litigation, we have received a demand letter from Gemini Partners, Inc. for unpaid finder's fees and additional warrants to be granted in relation to the PIPE fundraising closed in November 2005. As no formal litigation has yet been filed and no discovery commenced, we are unable to assess the outcome of this matter as of today. Except for this, we are not a party to any other legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the OTC Bulletin Board under the symbol "ISHM.OB" and has been quoted under this symbol since January 5, 2005. Prior to that time, our Common Stock was not actively traded in the public market and was quoted on the OTC Bulletin Board under the symbol "MWRD.OB." Prior to January 5, 2005, our Common Stock was not actively traded and therefore price information for our Common Stock as reported on the OTC Bulletin Board is not available for fiscal years 2004 or 2003. During the period January 5, 2005 through December 31, 2005, the high and low bid prices of our common stock, as reported on the OTC Bulletin Board were $3.84 and $0.41 respectively. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The closing bid price of our common stock on March 20, 2006 was $0.55. As of March 8, 2006, the Company had approximately 102 stockholders of record.

The Company has never declared or paid dividends on its common stock and currently does not intend to pay dividends on its common stock in the foreseeable future so that it may reinvest earnings in its business. The payment of dividends, if any, in the future is at the discretion of the Board of Directors.

There have been no sales of unregistered securities within the last three years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

Upon the closing of the Private Placement Transaction, on December 31, 2004, the Company sold 3,699,868 shares of common stock to investors in a Private Placement Transaction, at a price of $1.00 per share, for a total of $3,478,261 net of expenses. Money was received by the Company on January 3, 2005. In connection with the Merger and the Private Placement Transaction the Company issued warrants exercisable for 300,000 shares of common stock to a financial advisor for services rendered in the merger. The warrants are exercisable at $1.00 per share, vest immediately and have a term of five years. These securities where offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The investors in the Private Placement Transaction were all "accredited investors" as that term is defined under Regulation D. The investors were provided a confidential offering memorandum and executed individual subscription agreements in which they made representations regarding their sophistication and qualifications as accredited investors.

On January 24, 2005, pursuant to a letter agreement between the Company and an investor relations firm, the Company issued Options exercisable for 150,000 shares of our common stock in return for services rendered to InfoSearch. The options are exercisable at a price of $3.25 per share and expire on January 24, 2012. The Company recorded a total of $125,775 in option expense relating to this transaction. The Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, because the transaction did not involve any public offering and was made in connection with a privately negotiated transaction.

On February 16, 2005, pursuant to a consulting agreement between the Company and our investor relations firm, the Company issued 20,000 shares of our common stock to our investor relations firm in return for services rendered for a total of $76,000 to InfoSearch. The Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, because the transaction did not involve any public offering and was made in connection with a privately negotiated transaction.

On March 1, 2005, the Company issued 250,000 shares of our common stock in a private placement transaction to an accredited investor who paid $250,000 to InfoSearch for the shares. These securities where offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The investor was an "accredited investor" as that term is defined under Regulation D. The investor was provided a confidential offering memorandum and executed individual subscription agreements in which the investor made representations regarding its sophistication and qualifications as an accredited investor.

On November 7, 2005, the Company issued 8,359,375 shares of our common stock in a private placement transaction to fifteen (15) accredited investor for the purchase price of $0.64 per share (representing a 20% discount to the closing price of our common stock on November 2, 2005) for total proceeds of $5.35 million. In addition, the Investors received 4,179,686 warrants to purchase 4,179,686 shares of our common stock. The warrants expire on November 7, 2010 and are exercisable at a price of $0.88 per share. These securities where offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The investors were "accredited investors" as that term is defined under Regulation D.

The Company issued 552,500 shares of restricted common stock in 2005 to members of the Company's board of directors and certain officers. The Company incurred $443,727 in non-cash equity compensation expenses associated with these grants.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and No. 104 "Revenue Recognition," and Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables." In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

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

The Company also derives revenue through the licensing and sale of content in the ContentLogic program. If a client deposit is received in advance of work being completed, a deferred revenue liability account entry is created until the revenue is recognized. Content sale revenue is recognized when the content is delivered to and accepted by the client. Revenue earned through a 12-month license agreement is treated as an installment sale and prorated revenue is recognized on a monthly basis over the life of the agreement. Clients subject to a 12-month licensing agreement have the right to continue leasing the content at the end of the term on a month-to-month basis. In late September, 2005, the Company added a month-to-month licensing option with higher fees. Revenue earned under month-to-month licensing agreements is recognized on a monthly basis.

The Company also earned revenue from website design referral fees and advertising link sales. Revenue earned from these services is recognized when the service is complete. Client deposits received in advance of work being completed for such services are deferred by creation of a revenue liability account entry until the revenue is recognized.

Cost of Sales

A significant portion of the Company's cost of sales is related to content developed under the ContentLogic program and content developed and affiliate traffic costs for the Company's ArticleInsider program.

Content   developed   pursuant  to  outright  sales  and  licensing   under  the
ContentLogic program is developed through editors, keyword analysts and independent contractors who write and edit the copy and analyze the keywords. The Company recognizes and expenses those costs related to the content developed for outright sales to clients as the cost is incurred, while the cost of content development for licensing subject to a 12-month contract is amortized over the life of the contract. In late September, 2005 the Company added a month-to-month ContentLogic licensing option, with content development costs for the month-to-month agreements expensed when incurred.

Whereas costs of content development for sale to third parties is expensed as incurred in the case of an outright sales or pursuant to a month-to-month license or expensed over twelve months for a fixed-term twelve month license, costs related to the content development for the Company's ArticleInsider web site are capitalized. Content developed pursuant to InfoSearch's ArticleInsider product increase the value of the network and yield revenue to InfoSearch over a period of years, which lead to the decision to capitalize the development costs. Through December 31, 2004, the Company's practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. However, with the ongoing management of the ArticleInsider product, it became apparent to InfoSearch management that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. In fact, it became apparent to InfoSearch management that it was not uncommon that an article would not begin drawing traffic until some number of months after it was posted on the network. With the advice of InfoSearch's previous auditors, as of January 1, 2005, to better match costs to revenues, and recognize the increased value of the network, the Company began amortizing ArticleInsider related content development costs over the expected life of thirty-six months, which resulted in an increase in the Company's gross margins. The Company continued to review this estimate during the year and determined that the estimated useful life should be reduced to two years as of December 31, 2005.

The Company recognizes the costs associated with its affiliate program as incurred.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R (revised 2004) which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." This Statement supersedes Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. Adoption of FASB 123R will have a significant impact on the financial statements of the Company through the expensing of stock option grants.

APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), an amendment to Accounting Principles Bulletin Opinion No. 20, "Accounting Changes" ("APB No. 20"), and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its fiscal year beginning January 1, 2006. We are currently evaluating the impact of this new standard but believe that it will not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company's financial position, results of operations, or cash flows.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

REVENUES

Revenues increased 234% to $9,364,401 for the year ended December 31, 2005 from $2,799,622 for the year ended December 31, 2004. The increase in revenue is due to the growth of ArticleInsider and initiation of its related affiliate program, increased sales and licenses of ContentLogic and the growth of revenue from other marketing products and sources.

Revenue from ArticleInsider was $5,491,417 in 2005 versus $2,513,084 in 2004, revenue from ContentLogic was $3,569,091 in 2005 versus $286,538 in 2004 and revenue from other sources was $303,893 in 2005 versus $0 in 2004. Revenue for ArticleInsider comprised 58.6% of total revenues for 2005, revenues for ContentLogic comprised 38.1% in 2005 and revenue from other sources comprised 3.2% of 2005 revenue. This compares with 89.8%, 10.2%, and 0% of revenues attributable to ArticleInsider, ContentLogic and other sources, respectively, in 2004.

COST OF SALES AND GROSS PROFIT

The Company had a gross profit of $7,020,378 and a gross margin of 75% for the year ended December 31, 2005 versus gross profits of $1,148,715 and a gross margin of 41% for the comparable period of 2004. The cost of sales consists principally of traffic purchased for resale, content developed for the ArticleInsider.com network and content developed for sale or license to our clients.

The increase for the year ended December 31, 2005 over the year ended December 31, 2004 in the gross profit is mainly due to the increased emphasis on content sales through the ContentLogic program, the development of the affiliate network, lower costs of content development, introduction of revenue streams from new products and a change in accounting policy. With sales of ContentLogic, we receive more gross margin profit upon delivery and acceptance than in the licensing model, where the payments are stretched out over the period of the license. For content development costs, we were able to lower content development costs by streamlining the development process and removing production steps as well as gain efficiencies as the writing and editorial staff developed workflow processes. The development of the affiliate network helped us capture the deferred revenue more swiftly and the development of the affiliate and other products revenue stream helped increase the gross profit for 2005 versus 2004 when we had no revenue associated with either product.

The increase in gross margins is primarily attributable to operating the ContentLogic product for all of 2005 versus only the last quarter in 2004, lower development costs and a change in the accounting estimate for useful lives on amortization.

The increase for the year ended December 31, 2005 over the year ended December 31, 2004 in gross profits and gross margins is mainly due to the increased emphasis on content sales through the ContentLogic program, delivery of traffic through the ArticleInsider and affiliate networks, lower overall costs of affiliate traffic, content development and a change in accounting policy. For the years ended 2005 and 2004, $604,491 and $0, respectively, of ContentLogic related development costs were amortized over the expected life of the contracts.

The gross profit attributable to ArticleInsider was $4,057,904 in 2005 versus $907,269 in 2004, with gross profit attributable to ContentLogic of $2,736,101 in 2005 versus $241,446 in 2004 and gross profit attributable to other sources was $226,373 in 2005 versus $0 in 2004. The gross margin experienced by ArticleInsider was 73.9% in 2005 versus 36.1% in 2004, with gross margin experienced by ContentLogic of 76.7% in 2005 versus 84.3% in 2004 and gross margin experienced by other sources 74.5% in 2005 with no revenues or gross margin from other sources in 2004.

OPERATING EXPENSES

Operating expenses consist of selling expenses and general and administrative expenses.

Selling expenses consist of costs incurred to develop and implement marketing and sales programs for the Company's products, including ContentLogic and TrafficLogic. These include costs associated with the marketing department participation in trade shows, media development and advertising. These selling expenses also include the costs of hiring and maintaining a sales department. These costs increased from $2,299,243 for the year ended December 31, 2004 to $2,337,747 in the same period of 2005. The Company streamlined the sales and marketing effort and made numerous adjustments to the compensation schedule for members of the sales team and believes that it has now aligned the compensation structure with the overall goals of the Company.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, depreciation and amortization and other overhead related costs. These costs increased to $4,954,907 from $3,163,017 for the year ended December 31, 2005 from the same period ended December 31, 2004. This increase is primarily attributed to the addition of new senior management, hiring of additional personnel to address the regulatory requirement of being a public company, meeting the expected growth of the Company as it expands in the online marketing industry, increased depreciation and amortization and non-cash equity compensation expenses. Expenses associated with these equity grants to consultants, employees and members of the Board of Directors for the year ended December 31, 2005 were $645,502. The Company has issued restricted stock to certain employees and the Board of Directors for a total value of $707,900 which is being amortized over the one and four year vesting periods of their respective agreements. Expenses for depreciation and amortization increased to $420,595 for the year ended December 31, 2005 from $77,798 for the same period in 2004.

OTHER NON-OPERATING INCOME/EXPENSE

Other non-operating net income is substantially comprised of interest income received on the cash balances the Company maintains in money market accounts. Interest income, net of expense increased to $50,373 in the year ended December 31, 2005 as compared to $9,319 in interest expense for the year ended December 31, 2004 due to the increased cash balances from private placement of common stock.

We also experienced a gain of $536,900 in 2005 associated with the change in fair value of the warrants we issued in conjunction with the financing we completed in November 2005.

NET INCOME (LOSS)

We had net income of $314,997 or $0.01 per share in the year ended December 31, 2005 compared to a net loss of $4,322,864 or $0.13 per share in the comparable period of 2004. This improvement was due to an increase in revenues and gross profit, a change in the fair value of warrants issued and net interest income versus net interest expense in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $3,499,602 to $4,828,560 for the year ended December 31, 2005 relative to the Company's fiscal year ending December 31, 2004. This is mainly due to the successful private placement of common stock completed in December 2004, January 2005 and November 2005, from which $8,767,845 in cash was received.

Cash used in operating activities of $4,473,260 in the year ended December 31, 2005, consisted principally of a decrease of $4,788,257 in the net change of current assets and current liabilities. This decrease resulted primarily from increases in prepaid expenses and other current assets of $160,706, decreases in amounts refunded to customers of $754,659 and deferred revenue of $4,608,043, offset somewhat by a decrease in accounts receivable of $130,577 and an increase in the accounts payable, accrued expenses and other liabilities of $75,377.

For the year ended December 31, 2004, $1,263,912 of cash was provided by operating activities. This amount principally consisted of the cash used in the net loss of $4,322,684 offset by $77,798 of depreciation and amortization and an increase in cash of $5,586,776 related to the net change of current assets and current liabilities. This increase resulted primarily from an increase in deferred revenue of $4,655,910, accounts payable of $192,782 and provisions for amounts refunded to customers of $798,810 and offset somewhat by increases in accounts receivable of $106,872 and prepaid expenses of $31,652.

Cash used in investing activities for periods ended December 31, 2005 and 2004 was $762,950 and $190,109 respectively. The Company used $158,459 to purchase property and equipment and $604,491 for development of content related to 12-month content license agreements and the expansion of its ArticleInsider network in 2005 and used $190,109 to purchase property and equipment in 2004.

Cash provided by financing  activities  for the year ended  December 31, 2005 of
$8,735,811 was due to the receipts of gross proceeds of $8,767,845 from the private placement offerings in December 2004, March 2005 and November 2005 offset somewhat by principal payments on capital leases of $32,034. The $44,749 of cash provided by financing activities for the year ended December 31, 2004 was due to a decrease in loans to stockholders of $69,486 and offset somewhat by principal payments on capital lease obligations of $20,737 and equity accounts of $4,000.

As of December 31, 2005, the Company had cash and cash equivalents amounting to $4,828,560, an increase of $3,499,602 from the balance at December 31, 2004. The Company had net working capital of $2,194,659 at December 31, 2005.

There are no material commitments for additional capital expenditures at December 31, 2005. The continuing commitment of capital is for the existing equipment capital leases and the operating lease for the Company's offices. The capital leases have future minimum lease payments of $39,795 in 2006 and $18,632 in 2007. The operating lease for the offices has future minimum lease payments of $193,360 in 2006, $220,620 in 2007, $226,125 in 2008 and $95,375 in 2009.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

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

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9.  Directors and Executive Officers.

Set forth below is certain information regarding our directors, key personnel, and members of our advisory board.


Name                Age    Position
------------------  ---    -----------------------------------------------
George Lichter      54     Director, President and Chief Executive Officer

Steve Lazuka        32     Director, Founder and Chief Strategy Officer

Frank Knuettel, II  39     Chief Financial Officer

David Averill       41     General Manager, ContentLogic

Kelly Bakst         40     Vice President and Chief Information Officer

David Gagne         32     Vice President, Technology

Martial Chaillet    58     Director

Claudio Pinkus      49     Director, Executive Chairman

John LaValle        49     Director

George Lichter - Director, President and Chief Executive Officer since August 2005. Prior to joining the Company, Mr. Lichter co-founded and served as Co-Chief Executive Officer of the Whole Body/Yoga Works, a national family of Yoga and alternative health and fitness centers from March 2002 through August 2005. He currently serves there as a member of the Board of Directors. Prior to co-founding Whole Body/Yoga Works, Mr. Lichter served concurrently as President of Ask Jeeves International and Chief Executive Officer of Ask Jeeves UK from May 1999 through January 2002. Prior to Ask Jeeves, Mr. Lichter was the Senior Vice President of Vivendi/Havas Interactive which, prior to its divestiture, was Cendant Software from 1994 through April 1999. Prior to that, Mr. Lichter was an entertainment attorney in the Beverly Hills law firm of Rosenfeld, Meyer & Susman. Mr. Lichter graduated Phi Beta Kappa with a bachelor's degree from UCLA and received a Juris Doctor degree from Stanford Law School.

Steve Lazuka - Founder, Director, and Chief Strategy Officer since August 2005 and Founder, Director and Chief Executive from inception in March 2002 through August 2005. Mr. Lazuka co-founded Website Results, a search marketing company in September 1998 and sold in 2000 to 24/7 Real Media (TFSM), a publicly traded online media company. From the time of the sale to 24/7 Real Media until the founding of InfoSearch Media in March 2002, Mr. Lazuka served as Vice President of Operations and Business Development for 24/7 Search, the search marketing division of 24/7 Real Media. He studied Business Management at John Carroll University.

Frank Knuettel, II - Chief Financial Officer. Prior to joining InfoSearch Media in March 2005, Mr. Knuettel co-founded Internet Machines Corporation, where he held several positions, including Chief Executive Officer and Chief Financial Officer. While at Internet Machines Corporation, a fabless semiconductor company developing chips for high-speed communications devices, Mr. Knuettel raised almost $90 million in equity and debt, managed significant internal growth and ultimately led the sale of the business to IDT Corp. in 2004. Before founding Internet Machines in January 2000, Mr. Knuettel was the CFO/COO of Viking Systems, a developed or enterprise resource management systems targeted at the management of non-profit fundraising operations. As CFO/COO, Mr. Knuettel led the company through a Chapter XI reorganization and managed the post-bankruptcy Series A financing. Prior to his position at Viking, he was Vice President and Chief Financial Officer of Fightertown Entertainment, Inc. in Lake Forest, California. While at Fightertown, he was responsible for the development of the company's strategic and expansion plans as well as all financial operations. During his tenure, Fightertown's revenues quadrupled in two years. Mr. Knuettel is a cum laude graduate in economics from Tufts University and received an MBA in Finance and Entrepreneurial Management from The Wharton School, University of Pennsylvania.

David Averill - General Manager, ContentLogic. Prior to joining InfoSearch Media in September 2005, Mr. Averill served as the Vice-President of Customer Services at Kanisa from July 2003 through April 2005, where he led all customer-facing operations, including pre-sale and technical support, consulting, hosting operations and education services. Also acting as Vice-President of Services at Jeeves Solutions prior to Kanisa's acquisition, Mr. Averill guided his team in handling sales and delivery for 50% of the division's revenue. From February 2000 through June 2003, Mr. Averill spearheaded the effort to consolidate all customer-facing departments at AskJeeves, defining solutions-delivery offerings for the company's premiere search product, JeevesOne. Mr. Averill's corporate experience includes several executive positions in Professional Services and Development at PeopleSoft. During his almost seven years at PeopleSoft, Mr. Averill created the Enterprise Solution Center, a lab-based cooperative development center for PeopleSoft's enterprise customers. Mr. Averill began his career with Dun & Bradstreet Software (DBS) as a software trainer and consultant, where he was awarded top performer for 1991 and 1992.

Kelly Bakst - Vice President and Chief Information Officer. Mr. Bakst brings over 20 years of operations and information technology experience to the Company, including extensive experience in the Internet, finance, healthcare, insurance and education sectors. Prior to joining InfoSearch in October 2004, Mr. Bakst was Director of Applications Development for Zenith National Insurance-Workman's Compensation Insurance Group from July 2003 through August 2004. From May 2000 through March 2003, Mr. Bakst was the Vice President of Systems for Thomas Weisel Partners, LLC - a San Francisco based investment-banking firm. During his time at Thomas Weisel Partners, Mr. Bakst created CRM and trading systems from the ground up, and streamlined processes to allow for effective cost management. Additionally, Mr. Bakst has served as Director of Information Technology for Healthcare Recoveries, Inc. and as Executive Vice President of Technology for Evaluation Technologies, Inc.

David Gagne - Vice President, Technology. Mr. Gagne has been developing enterprise and Internet-based information architecture solutions for almost a decade. Mr. Gagne began his professional career in March 1998 as the lead programmer for Regeneration Technologies, Inc., a biotechnology company in North Central Florida. While there, he was integral in the creation of a corporate logistics/manufactured goods distribution and warehousing system. After a brief stint at Home Shopping Network Direct, Mr. Gagne joined Healthcare Recoveries, Inc. in November 2000, before joining InfoSearch in June 2002. Mr. Gagne has a wealth of experience managing business data systems and is accomplished in a wide range of programming languages. Mr. Gagne graduated with Honors from the University of Florida College of Liberal Arts and Sciences with a Bachelor's Degree in English.

Martial Chaillet - Director since February 23, 2005. Since January 1, 2003, Mr. Chaillet has served as Chairman and General Partner of MediaWin & Partners in Geneva, Switzerland. Founded by Mr. Chaillet, MediaWin is a private investment firm that takes significant ownership stakes in small to medium-sized private media companies, operating on a global basis. From 1972 through 2002, Mr. Chaillet served as Senior Vice President and Global Portfolio Manager of Capital Research and Management, the mutual fund arm of The Capital Group Companies, Inc., a leading global financial institution. At Capital Research, he was also in charge of global research for media and entertainment and telecom services and equipment companies. Mr. Chaillet was a member of the seven-member team awarded the title of Morningstar Fund Manager of the Year in 1999 in the International category. Mr. Chaillet is a member of the Board of Directors of SparkNet.com. Mr. Chaillet holds a degree in Business Administration with a concentration in Economics from the University of Geneva and graduated with honors from the Swiss Technical School with a degree in Electronics and Automation Systems. Mr. Chaillet serves on the board of Spark Networks and Snap TV in the United State and WiseKey in Switzerland.

Claudio Pinkus - Director since April 4, 2005 and Executive Chairman since August 22, 2005. Mr. Pinkus brings 25 years of strategic technology management experience to the Company, with specific expertise in the search engine market. Mr. Pinkus served as Chief Operating Officer of Ask Jeeves International, Inc., as well as Chief Strategy Officer of Ask Jeeves, Inc. Prior to joining Ask Jeeves, he served as Chief Executive Officer of Bowne Global Solutions, the world's largest localization services provider. Mr. Pinkus serves on the board of RevCube Media, a private internet advertising company in San Francisco, CA and World Links, a Washington, DC nonprofit entity.

John LaValle - Director since May 3, 2005. Mr. LaValle has over 20 years of experience with high-growth technology companies during which time he has helped raise more than $700 million in funding through venture capitalists, bank and lease financing, and public offerings. He has completed three successful IPOs and one of the largest secondary offerings ever done by any Internet company. Prior to TelASIC, Mr. LaValle was CFO of Lightcross, Inc. a manufacturer of integrated, silicon-based optical products for telecommunications equipment. Prior to that, he was CFO and Executive Vice President of Operations of Stamps.com (IPO in 1999), CFO of Comcore Semiconductor, a high-performance DSP company (acquired by National Semiconductor in 1998), and CFO of Trikon Technologies (IPO in 1995), a chemical vapor deposition and plasma etch semiconductor equipment manufacturer. Mr. LaValle also served as CFO of Superconductor Technologies (IPO in 1992), a manufacturer of high temperature thin film superconductors used in cellular base station applications, and as CFO of PS Medical, a manufacturer of implantable neurosurgery products. Early in his career, he held senior financial analyst positions with Chevron Corporation and Andersen Consulting. Mr. LaValle received his undergraduate degree with Summa Cum Laude honors from Boston College, and earned his MBA from Harvard Business School where he was awarded multiple Fellowships. Mr. LaValle also sits on the board of CyberDefender, a Santa Monica, CA based private company producing anti-spyware software.

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

Audit Committee and Audit Committee Financial Expert

We established an audit committee on December 14, 2005 and appointed John LaValle as its initial member. The Board of Directors has determined that Mr. LaValle is independent; the company believes that he is a financial expert and is performing the analysis to confirm.

Procedure for the Consideration of Board Candidates Submitted by Stockholders

The Board of Directors has adopted procedures for the submission of director nominees by stockholders for consideration by the Board. If a determination is made that an additional director is required, the Board will consider nominees submitted by the Company's stockholders. Stockholders can submit qualified names of nominees for director by writing to our Corporate Secretary, Mike Irvine, 155 Constitution Drive, Menlo Park, CA 94025. For such nominee to be considered, the nomination must be received by the Corporate Secretary not less than 90 days prior to the date of the Company's proxy materials for the preceding year's annual meeting and the nomination must include the following information:

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

Communications with the Board of Directors

The Board has established a process for shareholders to communicate with members of the Board. If you would like to contact the Board, you can do so by forwarding your concern, question or complaint to the Company's Corporate Secretary, Mike Irvine, at 155 Constitution Drive, Menlo Park, CA 94025.

Item 10.  Executive Compensation.

Summary Compensation Table

The following tables summarize the annual compensation paid and options granted for the three years ended December 31, 2005, 2004 and 2003 to the Company's Chief Executive Officer and other executive officers whose total annual salary and bonus for 2005 exceeded $100,000:

                                                                Long-Term Compensation
                                      Annual Compensation               Awards
                                    -----------------------     ------------------------
                                                                             Securities
                                                               Restricted    Underlying
Name and Principal                                            Stock Awards  Options/SARs
Position                   Year     Salary ($)    Bonus ($)        ($)          (#)
------------------         ----     ----------    ---------   ------------  -------------
George Lichter (1)
Chief Executive Officer    2005       54,615         2,400            0             0

Frank Knuettel II (2)
Chief Financial Officer    2005      142,189             0     $267,900       262,500

Steve Lazuka (3)
Chief Strategy Officer     2005      173,958             0            0             0
                           2004      332,501             0            0       541,845
                           2003      219,000             0            0             0

Kelly Bakst (4)
Vice President and
Chief Operating Officer    2005      135,000         1,000            0       100,000
                           2004       28,125         1,000            0             0
                           2003            0             0            0             0

David Gagne (5)
Vice President,
Technology                 2005      100,008         1,000            0             0
                           2004            0             0            0       363,432
                           2003            0             0            0             0

(1) Mr. Lichter was hired as our Chief Executive Officer as of August 2005 and entered into an employment agreement on January 4, 2006.

(2)   Mr. Knuettel was hired as our Chief Financial Officer as of March 2005.

(3) Mr. Lazuka served as our President and Chief Executive Officer until August 22, 2005 and as Chief Strategy Officer thereafter.

(4) Mr. Kelly Bakst was hired as our Vice President and Chief Information Officer as of October 2004.

(5) David Gagne was appointed as Vice President, Technology in connection with the Merger on December 31, 2004.


                                            OPTION/SAR GRANTS IN LAST FISCAL YEAR

-------------------------------------------------------------------------------------------------------------------------------
                                                           Percent of total
                                Number of securities     options/SARs granted
                                 underlying options/       to employees in         Exercise or base
Name                               SARs granted (#)          fiscal year             price ($/Sh)          Expiration date
(a)                                     (b)                      (c)                     (d)                     (e)
George Lichter                            -                       -                       -                       -
Chief Executive Officer

Frank Knuettel II                      262,500                  25.3%                   $0.76                 2/25/2015
Chief Financial Officer

Steve Lazuka                              -                       -                       -                       -
Chief Strategy Officer

Kelly Bakst                            100,000                   9.6%                   $0.81                 6/14/2015
Vice President and
Chief Operating Officer

David Gagne                               -                       -                       -                       -
Vice President, Technology


Director Compensation

We compensate our non-employee directors for their services as members of our Board of Directors in the amount of $25,000 per year and $1,000 for each meeting of the Board of Directors that such directors attend. Additionally, on their appointment to the Board, Mr. Chaillet and Mr. Pinkus were granted restricted stock awards in the amount of 100,000 shares and 100,000 shares respectively which vest quarterly from the grant date of such awards and provide for full vesting on the first anniversary of the directors appointment to the Board. Management directors do not receive any compensation for their services as directors other than the compensation they receive as our officers.

Employment Agreements

We entered into an employment agreement on January 4, 2006 with George Lichter as Chief Executive Officer (the "Lichter Employment Agreement"). The Lichter Employment Agreement provides for an initial annual base salary of $150,000 and an annual performance-based bonus of up to $150,000. In addition, Mr. Lichter receives an automobile allowance of $600 per month. Under the Lichter Employment Agreement, Mr. Lichter may resign for "good reason" if his duties are substantially diminished or if we materially breach the Lichter Employment Agreement. In that event, Mr. Lichter will receive his base salary, bonuses and benefit plan coverage for a period of six months. Likewise, Mr. Lichter will receive his base salary, bonuses and benefit plan coverage for a period of six months if he is discharged without cause. The Lichter Employment Agreement also includes restrictive covenants relating to competition and solicitation of our customers or employees. The Lichter Employment Agreement provides that Mr. Lichter will normally work for us four days per week. We have agreed to allow Mr. Lichter to continue to serve as an officer and director of MCS Ventures and Yoga Works, Inc., but only to the extent that Mr. Lichter's continued service does not materially interfere with the performance of his duties to us.

Pursuant to his employment agreement, Mr. Lichter was granted, under the Registrant's 2004 Stock Option Plan (the "Plan"), a restricted stock award representing 675,000 shares of our common stock, of which 225,000 shares will vest on January 4, 2006 and the remaining shares will vest in three installments of 150,000 shares each on February 23, 2006, April 23, 2006 and August 23, 2006, provided that Mr. Lichter's employment has not been terminated for cause or Mr. Lichter has not terminated his employment for other than good reason under circumstances where he has also has been removed or has resigned from the Board. Mr. Lichter may participate, as a selling stockholder, in any financing transaction undertaken by us for the purpose of satisfying the tax liability incurred by Mr. Lichter as a result of the restricted stock award. In the event that we have not completed a financing transaction in which Mr. Lichter participates by the due date of such tax liability, we have agreed to pay such liability on Mr. Lichter's behalf by January 13, 2006. Our obligations related to such tax liability are conditioned on Mr. Lichter's filing of a Section 83(b) election within 15 business days of the date of the restricted stock award. Mr. Lichter was also subsequently granted an additional stock award representing 675,000 shares of our common stock, of which 225,000 shares will vest on January 4, 2006 and the remaining shares will vest in three installments of 150,000 shares each on February 23, 2006, April 23, 2006 and August 23, 2006, provided that Mr. Lichter's employment has not been terminated for cause or Mr. Lichter has not terminated his employment for other than good reason and under circumstances where he has also has been removed or has resigned from the Board. The Lichter Employment Agreement also includes restrictive covenants relating to competition and solicitation of our customers or employees, and employment under the Lichter Employment Agreement is at will and therefore InfoSearch may terminate Mr. Lichter's employment at any time and for any reason subject to the provisions set forth above.

We have entered into an executive employment agreement with Steve Lazuka (the "Lazuka Employment Agreement") dated December 29, 2004 and terminating on December 31, 2006. The Lazuka Employment Agreement provides for an initial annual base salary of $175,000, with a minimum annual increase in base salary of 10%. The Lazuka Employment Agreement also provides for an annual performance-based bonus of up to $175,000, as determined by the Company's Board of Directors. The Lazuka Employment Agreement expires on December 31, 2006, subject to extension or earlier termination. It provides that if Mr. Lazuka is terminated by us without cause or if he terminates his employment for good reason, he will be entitled to his base salary, bonuses and all health and benefits coverage, in each case for 12 months. At the election of Mr. Lazuka, in the event of such termination, his base salary and any bonus then earned is payable by the Company in a lump sum within 45 days after his last day of employment. "Good reason" exists if Mr. Lazuka's duties are substantially diminished or if we materially breach the Lazuka Employment Agreement. The Lazuka Employment Agreement also includes restrictive covenants relating to competition and solicitation of our customers or employees.

Under the Lazuka Employment Agreement, Mr. Lazuka received options to purchase up to 600,000 shares of our common stock under our 2004 Stock Option Plan (the "Plan"), which vest in three equal installments after six months, 12 months and 24 months, respectively. The options vest in full in the event of Mr. Lazuka's death, disability, discharge without cause, or resignation for good reason. The exercise price of the options granted pursuant to the Lazuka Employment Agreement is $1.00 per share.

In connection with the appointment of Mr. Lichter as our President and Chief Executive Officer, Mr. Lazuka's employment agreement was amended. The amendment reaffirms all of the provisions of the Lazuka Employment Agreement including those establishing the term of employment and compensation payable to Mr. Lazuka. The amendment revises Mr. Lazuka's position and title from President and Chief Executive Officer to Chief Strategy Officer and from Chairman to Director. The amendment adds certain new rights and obligations to the Lazuka Employment Agreement, the most significant of which obligate us to include in any financing transaction up to one million shares of our common stock owned by Mr. Lazuka. We also agreed to include all shares of our common stock owned by Mr. Lazuka that are not sold in such a financing transaction in any registration statement filed by us (other than a registration statement filed solely to register an employee compensation plan on a Form S-8) and provided Mr. Lazuka the right to demand such registration in the event that we fail to register such shares within 12 months. Mr. Lazuka has agreed to execute a standard lock-up agreement related to his common stock for a period of 12 months. Further, pursuant to the close of the private placement underlying the registration statement on Form SB-2/A, Mr. Lazuka agreed to waive his rights to sell shares in the private placement as well as waive the commencement of his registration rights for a period of twelve months commencing on the closing date of the registration.

We also have entered into an executive employment agreement with Frank Knuettel (the "Knuettel Employment Agreement"). The Knuettel Employment Agreement, dated March 8, 2005, provides for an initial annual base salary of $175,000, provided that if Mr. Knuettel remains in the employment of the Company in the month following the second consecutive quarter that the Company is profitable on a GAAP basis, his base salary will increase to $185,000. The Knuettel Employment Agreement further provides for a potential target bonus equal to 30% of base salary, contingent on the Company's achieving revenue and operating income goals and Mr. Knuettel's attaining individual goals established by the Board of Directors. Under the Knuettel Employment Agreement, Mr. Knuettel received options to purchase up to 262,500 shares of our common stock made available under the Plan, which vest over a four-year period. Additionally, Mr. Knuettel received an award of 352,500 restricted shares of our common stock, which also vest over a four-year period of his employment with the Company. Mr. Knuettel was also subsequently granted an additional stock award representing 167,500 shares, under which 25% of the shares will vest on January 4, 2006, 12.5% of the shares will vest on July 7, 2006 and the remaining shares will vest over three years in equal, monthly installments, ending on January 4, 2009 and an additional option award representing 82,500 shares, under which 25% of the shares will vest on January 4, 2006, 12.5% of the shares will vest on July 7, 2006 and the remaining shares will vest over three years in equal, monthly installments, ending on January 4, 2009.

The Knuettel Employment Agreement provides that if Mr. Knuettel is terminated by us without cause, he will be entitled to his base salary for the six-month period following termination, and the vested portion of the option and restricted stock grants described above will be determined as if he had remained in employment for one additional year. If Mr. Knuettel resigns after a change in control, he will be entitled to his base salary for the six-month period following his resignation, and the vested portion of the option and restricted stock grants described above will be determined as if he had remained in employment for two additional years. At the election of Mr. Knuettel, the severance benefits are payable by the Company in a lump sum within 45 days after his last day of employment. The Knuettel Employment Agreement also includes restrictive covenants relating to competition and solicitation of our customers or employees, and employment under the Knuettel Employment Agreement is at will and therefore InfoSearch may terminate Mr. Knuettel's employment at any time and for any reason subject to the provisions set forth above.

We also have entered into employment agreements with Kelly Bakst and David Gagne which provide for an annual salary to Mr. Bakst in the amount of $135,000 and an annual salary to Mr. Gagne in the amount of $100,008. Other than provisions related to annual salary, the employment agreements contain substantially the same terms. Under these agreements, Mr. Bakst and Mr. Gagne may be awarded options to purchase our common stock in amounts that the Board of Directors feels are appropriate based on their performance. Employment under these agreements is at will and therefore the Company may terminate these employees at any time and for any reason.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of February 28, 2006 by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owner                                   Percent
                                                          Amount(1)    of Class
                                                          ---------    -------
George Lichter (2)                                        1,050,000      2.48%
Steve Lazuka (3)                                          8,114,733     19.19%
Frank Knuettel, II (4)                                      276,146         *
David Averill (5)                                            29,167         *
Kelly Bakst (6)                                              37,500         *
David Gagne (7)                                             363,432         *
Martial Chaillet (8)                                      1,189,474      2.81%
Claudio Pinkus (9)                                        1,150,000      2.72%
John LaValle (10)                                            91,667         *
------------------------------------------------------------------------------
All Executive Officers and Directors as a group          12,302,119     29.10%

*     represents beneficial ownership of less than 1%

(1) Beneficial ownership is calculated based on 42,277,755 shares of Common Stock outstanding as of March 8, 2006. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of Common Stock subject to restricted stock grants, options or warrants held by that person that are currently exercisable or issuable or exercisable or issuable within 60 days of February 28, 2006. The shares issuable pursuant to those restricted stock grants, options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder's name, subject to community property laws, where applicable.
(2) Includes 1,050,000 shares of Common Stock issuable pursuant to grants made on January 4, 2006 and vesting within 60 days of February 28, 2006.
(3) Includes 361,248 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 28, 2006.
(4) Includes 182,787 shares of Common Stock issued or issuable pursuant to restricted stock grants that vest within 60 days of February 28, 2006 and 93,359 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 28, 2006.
(5) Includes 29,167 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 28, 2006.
(6) Includes 37,500 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 28, 2006.
(7) Includes 363,342 shares of Common Stock issuable upon exercise of options exercisable within 60 days of February 28, 2006.
(8) Includes 100,000 shares of Common Stock issuable pursuant to grant made on February 23, 2005 and vesting within 60 days of February 28, 2006.
(9) Includes 1,050,000 shares of Common Stock issuable pursuant to grants made on January 4, 2006 and vesting within 60 days of February 28, 2006 and 100,000 shares pursuant to grant to be made on April 4, 2006 provided that Mr. Pinkus remains on the Board.
(10) Includes 91,667 shares of Common Stock issuable pursuant to grant made on May 3, 2006 and vesting within 60 days of February 28, 2006.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2005, the number of securities outstanding under the Company's stock option plan, the weighted average exercise price of such options, and the number of options available for grant under such plan:


                                                                                                      (c)
                                                                                             Number of securities
                                            (a)                         (b)                 remaining available for
Plan Category                   Number of securities to be    Weighted average exercise      future issuance under
                                   issued on exercise of        price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
                                    warrants and rights                rights               reflected in column(a))
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                         3,278,141                        .9932                    1,934,359
approved by security holders

Equity compensation plans not                             -                            -                            -
approved by security holders

Total                                             3,278,141                            -                    1,934,359

Item 12.  Certain Relationships and Related Transactions.

As of December 31, 2005, the Company had a loan due from Walter Lazuka, an InfoSearch stockholder, totaling $25,000. This loan was entered into with Mr. Walter Lazuka in a series of transactions from March 19, 2004 through September 16, 2004. This loan accrues interest at 7% with no fixed interest repayment schedule and is payable on demand.

In a series of transactions from June 28, 2004 through July 26, 2004, InfoSearch entered into a loan agreement totaling $24,043 with Mike Lazuka, one of its stockholders. The loan was repaid, and as of December 31, 2005, there was no open balance.

In a series of transaction from May 4, 2004 through July 16, 2004, InfoSearch entered into a loan agreement totaling $34,608 with Tony Tommasi, a former employee and current stockholder. The loan was forgiven in December 2004 as part of a severance agreement between InfoSearch and Tony Tommasi, and as of December 31, 2005, there was no open balance.

In December 2004, the Company executed several promissory notes with Steve Lazuka, who is both an officer and a stockholder, to settle outstanding balances owed to the Company. The notes totaled $781,410 in aggregate and matured on the earlier of January 31, 2005 or the completion of the Merger, with interest payable only until maturity, when the principal was due and payable in its entirety. In two payments in December 2004, Mr. Lazuka paid the entire amount then due, and as of December 31, 2005 there was no open balance.

We have entered into a 12-month consulting agreement with Claudio Pinkus, a member of our Board of Directors ("the Pinkus Consulting Agreement"). The Pinkus Consulting Agreement provides for an annual consulting fee of $100,000 to be paid in semi-monthly payments. The Pinkus Consulting Agreement also provides for a quarterly bonus payment of up to $25,000 for each quarter, as determined by the Company's Board of Directors. The Pinkus Consulting Agreement expires on August 23, 2006, subject to early termination.

Mr. Pinkus was also granted 1,350,000 shares of restricted stock, of which 450,000 shares will vest on January 4, 2006 and the remaining shares will vest in three installments of 300,000 shares each on February 23, 2006, April 23, 2006 and August 23, 2006, provided that the Pinkus Consulting Agreement has not been terminated by the Company for cause under the Pinkus Consulting Agreement or Mr. Pinkus has not terminated his service for "convenience" as defined in the Pinkus Consulting Agreement and under circumstances where he has also resigned from the Board. If we fail to complete an "approved financing" by August 23, 2006, all shares vest at that time. Furthermore, if Mr. Pinkus terminates his service for good reason, or his service is terminated without cause, the Company will pay an amount in cash equal to the sum of the semi-monthly payments due through the end of the Agreement's term, and any unvested shares will automatically vest. Mr. Pinkus may participate, as a selling stockholder, in any financing transaction undertaken by us for the purpose of satisfying the tax liability incurred by Mr. Pinkus as a result of the restricted stock award. In the event that we have not completed a financing transaction in which Mr. Pinkus participates by the due date of such tax liability, we have agreed to pay such liability on Mr. Pinkus behalf by January 13, 2006. Our obligations related to such tax liability are conditioned on Mr. Pinkus filing of a Section 83(b) election within 15 business days of the date of the restricted stock award.

Item 13.  Exhibits

(a) The following exhibits are to be filed as part of this report:


-----------------------------------------------------------------------------------------------------------------------------
Exhibit No.             Description                                       Incorporated by Reference to Filings Indicated
-----------------------------------------------------------------------------------------------------------------------------
2.1                     Agreement and Plan of Merger and Reorganization   Exhibit 2.1 to Company's Current Report on Form
                        dated as of December 30, 2004 among               8-K filed on January 4, 2005 File No. 333-97385
                        TrafficLogic, Inc., MAC Worldwide, Inc. and
                        TrafficLogic Acquisition Corp.
-----------------------------------------------------------------------------------------------------------------------------
2.2                     Split Off Agreement dated December 30, 2004       Exhibit 2.2 to Company's Current Report on Form
                        among MAC Worldwide, Inc., Vincenzo Cavallo,      8-K filed on January 4, 2005 File No. 333-97385
                        Anthony Cavallo, Mimi & Coco, Inc. and
                        TrafficLogic, Inc.
-----------------------------------------------------------------------------------------------------------------------------
3.1.1                   Certificate of Incorporation                      Exhibit 3.1 to Company's Form SB-2 filed on July
                                                                          31, 2002, File Number 333-97385)
-----------------------------------------------------------------------------------------------------------------------------
3.1.2                   Certificate of Amendment to Certificate of        Exhibit 3.1.2 to Company's Current Report on Form
                        Incorporation of MAC Worldwide, Inc.              8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
3.1.3                   Certificate of Amendment to Certificate of        Exhibit 3.1.3 to Company's Current Report on Form
                        Incorporation of MAC Worldwide, Inc.              8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
3.2                     Bylaws of MAC Worldwide, Inc.                     Exhibit 3.2 to Company's Form SB-2 filed on July
                                                                          31, 2002, File Number 333-97385
-----------------------------------------------------------------------------------------------------------------------------
3.3                     Amended and Restated Bylaws*
-----------------------------------------------------------------------------------------------------------------------------
4.1                     Form of Warrant filed in connection with the      Exhibit 4.1 to InfoSearch's Current Report on Form
                        Securities Purchase Agreement dated November 2,   8-K filed on November 7, 2005 File No. 333 97385
                        2005 between InfoSearch Media, Inc. and the
                        signatory Investors thereto
-----------------------------------------------------------------------------------------------------------------------------
10.1                    Employment Agreement dated December 29, 2004      Exhibit 10.1 to Company's Current Report on Form
                        between InfoSearch Media, Inc. and Steve Lazuka   8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
10.2                    Engagement Agreement dated September 27, 2004     Exhibit 10.2 to Company's Current Report on Form
                        between TrafficLogic, Inc. and CFO 911            8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
10.3                    Lock Up Agreements between MAC Worldwide, Inc.    Exhibit 10.3 to Company's Current Report on Form
                        and TrafficLogic, Inc. related to Common Stock    8-K filed on January 4, 2005 File No. 333-97385
                        acquired in the Merger by Steve Lazuka, Charles
                        Dargan, Kelly Bakst and David Gagne
-----------------------------------------------------------------------------------------------------------------------------
10.4                    Indemnity Agreements dated December 31, 2004      Exhibit 10.4 to Company's Current Report on Form
                        between InfoSearch Media, Inc. and Steve          8-K filed on January 4, 2005 File No. 333-97385
                        Lazuka, Charles Dargan, and Kelly Bakst
-----------------------------------------------------------------------------------------------------------------------------
10.5                    2004 Stock Option Plan                            Exhibit 10.5 to Company's Current Report on Form
                                                                          8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
10.6                    Subscription Agreement                            Exhibit 10.6 to Company's Current Report on Form
                                                                          8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
10.7                    Employment Agreement dated March 8, 2005          Exhibit 10.1 to Company's Current Report on Form
                        between InfoSearch Media, Inc. and Frank          8-K filed on March 14, 2005 File No. 333-97385
                        Knuettel, II
-----------------------------------------------------------------------------------------------------------------------------


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

----------------
* filed herewith

Item 14.  Principal Accountant Fees and Expenses

Sherb & Co was the independent registered public accounting firm that audited the Company's financial statements for the fiscal year ending December 31, 2004 and Singer, Lewak Greenbaum and Goldstein LLP was the independent registered public accounting firm that audited the Company's financial statements for the fiscal year ending December 31, 2005. The aggregate fees billed by Sherb & Co and Singer Lewak Greenbaum and Goldstein LLP in connection with audit and non-audit services rendered for fiscal years 2005 and 2004 are as follows:

                                         Fiscal Year 2005     Fiscal Year 2004
                                         ----------------     ----------------
Audit Fees(1)                                118,393          $26,000
Audit-related Fees(2)                         10,000
Tax Fees(3)                                       --          $5,000
All Other Fees(4)                                 --          $13,400
TOTAL                                        128,393          $44,400

(1) Represents fees for professional services rendered in connection with the audit of our annual financial statements, reviews of our quarterly financial statements and advice provided on accounting matters that arose in connection with audit services.
(2) Represents fees for professional services related to the audits of our employee benefit plan and other statutory or regulatory filings.
(3) Represents fees for tax services provided in connection with general tax matters.
(4) All other fees represent fees for services provided to the Company that are not otherwise included in the categories above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

                                                  INFOSEARCH MEDIA, INC.

                                                      /s/ George Lichter
                                                      ------------------------
                                                  By:  George Lichter
                                                  Its: Chief Executive Officer

                                                  Date: March 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                   /s/ George Lichter
                                                   ------------------------
                                                   By:   George Lichter
                                                   Its:  Chief Executive
                                                         officer and Director
                                                   Date: March 23, 2006

                                                   /s/ Frank Knuettel, II
                                                   ------------------------
                                                   By:   Frank Knuettel, II
                                                   Its:  Chief Financial Officer
                                                   Date: March 23, 2006

                                                   /s/ Martial Chaillet
                                                   ------------------------
                                                   By:   Martial Chaillet
                                                   Its:  Director
                                                   Date: March 23, 2006

                                                   /s/ John LaValle
                                                   ------------------------
                                                   By:   John LaValle
                                                   Its:  Director
                                                   Date: March 23, 2006

                                                   /s/ Steve Lazuka
                                                   ------------------------
                                                   By:   Steve Lazuka
                                                   Its:  Director
                                                   Date: March 23, 2006

                                                   /s/ Claudio Pinkus
                                                   ------------------------
                                                   By:   Claudio Pinkus
                                                   Its:  Director
                                                   Date: March 23, 2006

EXHIBIT INDEX


-----------------------------------------------------------------------------------------------------------------------------
Exhibit No.             Description                                       Incorporated by Reference to Filings Indicated
-----------------------------------------------------------------------------------------------------------------------------
2.1                     Agreement and Plan of Merger and Reorganization   Exhibit 2.1 to Company's Current Report on Form
                        dated as of December 30, 2004 among               8-K filed on January 4, 2005 File No. 333-97385
                        TrafficLogic, Inc., MAC Worldwide, Inc. and
                        TrafficLogic Acquisition Corp.
-----------------------------------------------------------------------------------------------------------------------------
2.2                     Split Off Agreement dated December 30, 2004       Exhibit 2.2 to Company's Current Report on Form
                        among MAC Worldwide, Inc., Vincenzo Cavallo,      8-K filed on January 4, 2005 File No. 333-97385
                        Anthony Cavallo, Mimi & Coco, Inc. and
                        TrafficLogic, Inc.
-----------------------------------------------------------------------------------------------------------------------------
3.1.1                   Certificate of Incorporation                      Exhibit 3.1 to Company's Form SB-2 filed on July
                                                                          31, 2002, File Number 333-97385)
-----------------------------------------------------------------------------------------------------------------------------
3.1.2                   Certificate of Amendment to Certificate of        Exhibit 3.1.2 to Company's Current Report on Form
                        Incorporation of MAC Worldwide, Inc.              8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
3.1.3                   Certificate of Amendment to Certificate of        Exhibit 3.1.3 to Company's Current Report on Form
                        Incorporation of MAC Worldwide, Inc.              8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
3.2                     Bylaws of MAC Worldwide, Inc.                     Exhibit 3.2 to Company's Form SB-2 filed on July
                                                                          31, 2002, File Number 333-97385
-----------------------------------------------------------------------------------------------------------------------------
3.3                     Amended and Restated Bylaws*
-----------------------------------------------------------------------------------------------------------------------------
4.1                     Form of Warrant filed in connection with the      Exhibit 4.1 to InfoSearch's Current Report on Form
                        Securities Purchase Agreement dated November 2,   8-K filed on November 7, 2005 File No. 333 97385
                        2005 between InfoSearch Media, Inc. and the
                        signatory Investors thereto
-----------------------------------------------------------------------------------------------------------------------------
10.1                    Employment Agreement dated December 29, 2004      Exhibit 10.1 to Company's Current Report on Form
                        between InfoSearch Media, Inc. and Steve Lazuka   8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
10.2                    Engagement Agreement dated September 27, 2004     Exhibit 10.2 to Company's Current Report on Form
                        between TrafficLogic, Inc. and CFO 911            8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
10.3                    Lock Up Agreements between MAC Worldwide, Inc.    Exhibit 10.3 to Company's Current Report on Form
                        and TrafficLogic, Inc. related to Common Stock    8-K filed on January 4, 2005 File No. 333-97385
                        acquired in the Merger by Steve Lazuka, Charles
                        Dargan, Kelly Bakst and David Gagne
-----------------------------------------------------------------------------------------------------------------------------
10.4                    Indemnity Agreements dated December 31, 2004      Exhibit 10.4 to Company's Current Report on Form
                        between InfoSearch Media, Inc. and Steve          8-K filed on January 4, 2005 File No. 333-97385
                        Lazuka, Charles Dargan, and Kelly Bakst
-----------------------------------------------------------------------------------------------------------------------------
10.5                    2004 Stock Option Plan                            Exhibit 10.5 to Company's Current Report on Form
                                                                          8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
10.6                    Subscription Agreement                            Exhibit 10.6 to Company's Current Report on Form
                                                                          8-K filed on January 4, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
10.7                    Employment Agreement dated March 8, 2005          Exhibit 10.1 to Company's Current Report on Form
                        between InfoSearch Media, Inc. and Frank          8-K filed on March 14, 2005 File No. 333-97385
                        Knuettel, II
-----------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
10.8                    Indemnity Agreement dated March 8, 2005 between   Exhibit 10.8 to Company's Annual Report on Form
                        InfoSearch Media, Inc. and Frank Knuettel, II     10-KSB filed on April 15, 2005 File No. 333-97385
-----------------------------------------------------------------------------------------------------------------------------
10.9                    Indemnity Agreement dated December 31, 2004       Exhibit 10.9 to Company's Annual Report on Form
                        between InfoSearch Media, Inc. and Louis W.       10-KSB filed on April 15, 2005 File No. 333-97385
                        Zehil
-----------------------------------------------------------------------------------------------------------------------------
10.10                   Indemnity Agreement dated April 15, 2005          Exhibit 10.10 to Company's Pre-Effective
                        between InfoSearch Media, Inc. and Martial        Amendment No. 1 to Form SB-2 filed on April 22,
                        Chaillet                                          2005 File No. 333-122814
-----------------------------------------------------------------------------------------------------------------------------
10.11                   Employment Agreement dated August 23, 2005        Exhibit 10.1 to InfoSearch's Current Report on Form
                        between InfoSearch Media, Inc. and George         8-K filed on August 26, 2005 File No. 333-97385
                        Lichter
-----------------------------------------------------------------------------------------------------------------------------
10.12                   Amendment to Employment Agreement between         Exhibit 10.2 to InfoSearch's Current Report on Form
                        InfoSearch Media, Inc. and Steve Lazuka which     8-K filed on August 26, 2005 File No. 333-97385
                        was originally executed on December 29, 2004
-----------------------------------------------------------------------------------------------------------------------------
10.13                   Securities Purchase Agreement dated November 2,   Exhibit 10.1 to InfoSearch's Current Report on Form
                        2005 between InfoSearch Media, Inc. and the       8-K filed on November 7, 2005 File No. 333-97385
                        signatory Investors thereto
-----------------------------------------------------------------------------------------------------------------------------
10.14                   Registration Rights Agreement dated November 2,   Exhibit 10.2 to InfoSearch's Current Report on Form
                        2005 between InfoSearch Media, Inc. and the       8-K filed on November 7, 2005 File No. 333-97385
                        signatory Investors thereto
-----------------------------------------------------------------------------------------------------------------------------
10.15                   Agreement and Plan of Merger and Reorganization   Exhibit 2.1 to InfoSearch's Current Report on Form
                        among InfoSearch Media, Inc., Apollo Acquisition  8-K filed on February 27, 2006 File No. 333-97385
                        Corp., Answerbag, Inc. and Joel Downs, Sunny
                        Walia and Richard Gazan dated as of February 21,
                        2006.
-----------------------------------------------------------------------------------------------------------------------------


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

----------------
* filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                             INFOSEARCH MEDIA, INC.
                          AUDITED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                     Page

Reports of Registered Public Accounting Firms....................... F-1 - F-2

Balance Sheet as of December 31, 2005............................... F-3
Statements of Operations for the
   years ended December 31, 2005 and 2004........................... F-4
Statements of Stockholders' Deficits
   for the years ended December 31, 2005 and 2004................... F-5
Statements of Cash Flows for the
   years ended December 31, 2005 and 2004........................... F-6

Notes to Financial Statements....................................... F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
InfoSearch Media, Inc.
Marina Del Rey, California

We have audited the balance sheet of InfoSearch Media, Inc. as of December 31, 2005 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InfoSearch Media, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
March 20, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders' and Board of Directors
InfoSearch Media, Inc.
Marina Del Rey, California

We have audited the accompanying balance sheet of InfoSearch Media, Inc. as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InfoSearch Media, Inc. as of December 31, 2004 and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements as of December 31, 2004 have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses. These issues raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



New York, New York
March 11, 2005

                             INFOSEARCH MEDIA, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

CURRENT ASSETS:
    Cash                                                            $ 4,828,560
    Accounts receivable                                                   4,449
    Due from related parties                                             25,000
    Prepaid expenses and other current assets                           209,762
                                                                    -----------
        TOTAL CURRENT ASSETS                                          5,067,771

EMPLOYEE ADVANCE                                                          2,500

PROPERTY AND EQUIPMENT                                                  285,021

CONTENT DEVELOPMENT                                                     349,054

SECURITY DEPOSIT                                                         37,500
                                                                    -----------
        TOTAL ASSETS                                                $ 5,741,846
                                                                    -----------
                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                $   276,704
    Accrued bonuses                                                     176,505
    Accrued expenses                                                    268,645
    Current portion of deferred revenue                               2,074,103
    Provision for refunds payable/bad debts                              44,151
    Current portion of capital lease obligations                         33,004
                                                                    -----------
        TOTAL CURRENT LIABILITIES                                     2,873,112

CAPITAL LEASE OBLIGATIONS                                                17,621

FAIR VALUE OF WARRANTS LIABILITY                                      2,526,272

DEFERRED REVENUE                                                        553,943
                                                                    -----------
        TOTAL LIABILITIES                                             5,970,948

STOCKHOLDERS' DEFICIT:
    Preferred stock, undesignated, par value $0.001
     per share, 25,000,000 shares
            authorized; no shares issued and outstanding;                    --
    Common stock, $0.001 par value, authorized 200,000,000 shares;
            issued and outstanding 42,277,775                            42,278
    Additional paid in capital                                        6,056,291
    Accumulated deficit                                              (6,327,671)
                                                                    -----------
        TOTAL STOCKHOLDERS' DEFICIT                                    (229,102)
                                                                    -----------

        TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                 $ 5,741,846
                                                                    -----------

     The accompanying notes are an integral part of the financial statements

                             INFOSEARCH MEDIA, INC.
                            STATEMENTS OF OPERATIONS

                                            Year Ended December 31,
                                         ----------------------------
                                             2005            2004
                                         ------------    ------------

NET SALES                                $  9,364,401    $  2,799,622
COST OF SALES                               2,344,023       1,650,907
                                         ------------    ------------
GROSS PROFIT                                7,020,378       1,148,715
                                         ------------    ------------
COSTS AND EXPENSES:
    Selling expenses                        2,337,747       2,299,243
    General and administrative              4,954,907       3,163,017
                                         ------------    ------------
            TOTAL COSTS AND EXPENSES        7,292,654       5,462,260
                                         ------------    ------------

LOSS FROM OPERATIONS                         (272,276)     (4,313,545)

CHANGE IN FAIR VALUE OF WARRANTS              536,900              --

INTEREST INCOME/EXPENSE                        50,373          (9,319)
                                         ------------    ------------

NET INCOME (LOSS)                        $    314,997    $ (4,322,864)
                                         ------------    ------------

GAIN (LOSS) PER SHARE - BASIC            $       0.01    $      (0.13)
                                         ------------    ------------

GAIN (LOSS) PER SHARE - DILUTED          $       0.01    $      (0.13)
                                         ------------    ------------

BASIC WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                     42,277,775      33,560,275
                                         ------------    ------------

DILUTED WEIGHTED AVERAGE NUMBER
          OF COMMON SHARES OUTSTANDING     43,055,104      33,560,275
                                         ------------    ------------

     The accompanying notes are an integral part of the financial statements

                             INFOSEARCH MEDIA, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                   Common Stock            Additional       Other                        Total
                                             -------------------------      Paid-In      Comprehensive  Accumulated    Stockholders'
                                               Shares        Amount         Capital         Income        Deficit        Deficit
                                             -----------   -----------    -----------    -----------    -----------    -----------
BALANCE - December 31, 2003                   7,880,520          7,881        248,282          3,262     (2,319,805)    (2,060,380)
  Stock dividend                             30,420,685         30,421             --             --             --         30,421
  Effect of reverse acquisition              (8,440,798)        (8,441)      (308,143)        (3,262)            --       (319,846)
  Subscription receivable                     3,699,868          3,700      3,252,954             --             --      3,256,654
  Net loss                                           --             --             --             --     (4,322,864)    (4,322,864)
BALANCE - December 31, 2004                  33,560,275    $    33,561    $ 3,193,093             --    $(6,642,669)    (3,416,015)
                                             -----------   -----------    -----------    -----------    -----------    -----------
  Oversold common stock                         250,000            250        249,750                                      250,000
  Stock issued to CEO Cast                       20,000             20         75,980                                       76,000
  Restricted stock issued to F. Knuettel         88,125             88         66,887                                       66,975
  Equity compensation to consultants                                          125,775                                      125,775
  Restricted stock                                                            376,752                                      376,752
  Pequot Scout Fund, et al                    8,359,375          8,359      5,341,641                                    5,350,000
  PPM costs                                                                  (532,022)                                    (532,022)
  Fair value of warrants liability                   --             --     (3,063,172)            --             --     (3,063,172)
  Subscription receivable                    (3,699,868)        (3,700)    (3,252,954)            --             --     (3,256,654)
  Stock issued from subscription receivable   3,699,868          3,700      3,474,561             --             --      3,478,261
  Net loss                                                                                                  314,997        314,997
                                             -----------   -----------    -----------    -----------    -----------    -----------
BALANCE - December 31, 2005                  42,277,775         42,278    $ 6,056,291             --    $(6,327,671)   $  (229,102)
                                             -----------   -----------    -----------    -----------    -----------    -----------


     The accompanying notes are an integral part of the financial statements

                             INFOSEARCH MEDIA, INC.
                            STATEMENTS OF CASH FLOWS


                                                                       Year Ended December 31,
                                                                     --------------------------
                                                                        2005            2004
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                                                $   314,997    $(4,322,864)
                                                                     -----------    -----------
    Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
            Depreciation and amortization                                420,595         77,798
            Stock based compensation                                     645,502             --
            Change in fair value of warrants                            (536,900)

    Changes in assets and liabilities:
        Accounts receivable                                              130,577       (106,872)
        Prepaid expenses and other current assets                       (160,706)       (31,652)
        Accounts payable, accrued expenses and other liabilities          75,377        192,782
        Amounts refunded to customers                                   (754,659)       798,810
        Deferred revenue                                              (4,608,043)     4,655,910
                                                                     -----------    -----------
            Total adjustments                                         (4,788,257)     5,586,776
                                                                     -----------    -----------
NET CASH (USED IN) AND PROVIDED BY OPERATING ACTIVITIES               (4,473,260)     1,263,912
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures - fixed assets                                 (158,459)      (190,109)
    Capital expenditures - content development                          (604,491)            --
                                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                   (762,950)      (190,109)
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of capital lease obligations                      (32,034)       (20,737)
    Loan to stockholders                                                      --         69,486
    Gross proceeds from private placement and sale of common Stock     8,767,845         (4,000)
                                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              8,735,811         44,749
                                                                     -----------    -----------
NET INCREASE IN CASH                                                   3,499,601      1,118,552

CASH - BEGINNING OF PERIOD                                             1,328,958        210,406
                                                                     -----------    -----------
CASH - END OF PERIOD                                                 $ 4,828,560    $ 1,328,958
                                                                     -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
        Cash paid for interest                                       $    12,791    $     9,319
                                                                     -----------    -----------
        Income tax paid                                              $    (6,097)   $    16,982
                                                                     -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
        Capital leases                                                        --    $    90,348
                                                                     -----------    -----------
        Subscriptions receivable                                              --    $ 3,478,261
                                                                     -----------    -----------
        Deferred equity costs                                                 --    $   221,607
                                                                     -----------    -----------
        Tax provision                                                         --    $   100,000
                                                                     -----------    -----------

    The accompanying notes are an integral part of the financial statements

                             InfoSearch Media, Inc.
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2005 and 2004


1.       Organization and Nature of Operations

On December 31, 2004, Trafficlogic, Inc., a California corporation ("Trafficlogic") merged with MAC Worldwide, Inc. ("MAC"); the surviving company changed its name to InfoSearch Media, Inc. ("InfoSearch Media" or the "Company"). Such merger consisted of three related transactions: (1) the merger (the "Merger") of Trafficlogic with and into a newly organized and wholly-owned subsidiary of MAC, Trafficlogic Acquisition Corp., a Delaware corporation, which later changed its name to Trafficlogic, Inc. ("Acquisition Sub"); (2) the disposition of MAC's wholly-owned operating subsidiary, Mimi & Coco, Inc., a Canadian corporation ("Mimi & Coco") (the "Split-Off"); and (3) the closing of a private placement offering of common stock, par value $0.001 per share (the "our common stock") (the "Private Placement Transaction"). The current officers and directors of the Company are listed on page 26.

Our principal executive offices are located at 4086 Del Rey Avenue, Marina Del Rey, California 90292. Our telephone number is (310) 437-7380.

2.       Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and No. 104 "Revenue Recognition," and Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables." In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

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

The Company also derives revenue through the licensing and sale of content in the ContentLogic program. If a client deposit is received in advance of work being completed, a deferred revenue liability account entry is created until the revenue is recognized. Content sale revenue is recognized when the content is delivered to and accepted by the client. Revenue earned through a 12-month license agreement is treated as an installment sale and prorated revenue is recognized on a monthly basis over the life of the agreement. Clients subject to a 12-month licensing agreement have the right to continue leasing the content at the end of the term on a month-to-month basis. In late September, 2005, the Company added a month-to-month licensing program with higher fees. Revenue earned under month-to-month licensing agreements is recognized on a monthly basis. The Company also earns revenue from website design referral fees and advertising link sales. Revenue earned from these services is recognized when the service is complete. Client deposits received in advance of work being completed for such services are deferred by creation of a revenue liability account entry until the revenue is recognized.

Cost of Sales

A significant portion of the Company's cost of sales is related to content developed under the ContentLogic program and content developed and affiliate traffic costs for the Company's ArticleInsider program.

Content   developed   pursuant  to  outright  sales  and  licensing   under  the
ContentLogic program is developed through editors, keyword analysts and independent contractors who write and edit the copy and analyze the keywords. The Company recognizes and expenses those costs related to the content developed for outright sales to clients as the cost is incurred, while the cost of content development for licensing subject to a 12-month contract is amortized over the life of the contract. In late September, 2005 the Company added a month-to-month ContentLogic licensing option, with content development costs for the month-to-month agreements expensed when incurred.

Whereas costs of content development for sale to third parties is expensed as incurred in the case of an outright sales or pursuant to a month-to-month license or expensed over twelve months for a fixed-term twelve month license, costs related to the content development for the Company's ArticleInsider web site are capitalized. Content developed pursuant to InfoSearch's ArticleInsider product increase the value of the network and yield revenue to InfoSearch over a period of years, which led to the decision to capitalize the development costs. Through December 31, 2004, the Company's practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. However, with the ongoing management of the ArticleInsider product, it became apparent to InfoSearch management that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. It became apparent to InfoSearch management that it was not uncommon that an article would not begin drawing traffic until some number of months after it was posted on the network. With the advice of InfoSearch's previous auditors, as of January 1, 2005, to better match costs to revenues, and recognize the increased value of the network, the Company began amortizing ArticleInsider related content development costs over the expected life of thirty-six months, which resulted in an increase in the Company's gross margins. The Company continued to review this estimate during the year and determined that the estimated useful life should be reduced to two years as of December 31, 2005.

The Company recognizes the costs associated with its affiliate program as incurred.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At December 31, 2005, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

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

Deferred Revenue

Deferred revenue represents payments received from customers as follows: (1) in excess of revenue earned based on click-through activity (web site visitations) and will be recognized as actual click-throughs occur and (2) as deposits in advance of the delivery of content under the ContentLogic program.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS No. 123 and SFAS No. 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

The effect on net income for the year ended December 31, 2005 if the Company had applied the fair value provisions of SFAS No. 123 to stock-based employee compensation is set forth in Note 3, "Accounting for Stock-Based Compensation."

The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions at December 31, 2005 and 2004:

                                                                2005       2004
Average risk free interest rate                                 4.27%      5.0%
Expected lives (in years)                                         10        10
Dividend yield                                                     0         0
Expected volatility                                           152.13%        0

The following table presents the pro-forma net income and net loss per share after giving effect to SFAS123.
                                                   December 31,     December 31,
                                                       2004            2005
                                                  -------------     -----------
Net income (loss) as reported                     $  (4,322,864)    $   314,997
Less: FAS123 stock option expense                 $     215,130     $   737,921
Pro-forma net loss                                $  (4,537,994)    $  (422,924)
Net income (loss) per share as reported:
Basic                                             $       (0.13)    $      0.01
Diluted                                           $       (0.13)    $      0.01
Pro-forma net income (loss) per share:
Basic                                             $       (0.13)    $     (0.01)
Diluted                                           $       (0.13)    $     (0.01)

Applying SFAS No. 123 and SFAS No. 148 may not be representative of the effects on pro forma net income (loss) for future years as options vest over several years and additional awards will likely be made each year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement 123R (revised 2004) which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. Adoption of FASB 123R will have a significant impact on the financial statements of the Company through the expensing of stock option grants.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 No. applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154.

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), an amendment to Accounting Principles Bulletin Opinion No. 20, "Accounting Changes" ("APB No. 20"), and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its fiscal year beginning January 1, 2006. We are currently evaluating the impact of this new standard but believe that it will not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company's financial position, results of operations, or cash flows.

3.       Accounts Receivable

At December 31, 2005, the Company's Google partnership accounted for all of the Company's accounts receivable. Google income also accounted for 10.7% and 45% of revenue over the years ended December 31, 2005 and December 31, 2004, respectively. The Company has not experienced any problem with collectibility of the receivable.

4.       Property and Equipment

The property and equipment for the year ended December 31, 2005 was:

          Computer equipment                                       $ 350,637
          Software                                                    55,843
          Other equipment                                             42,918
          Furniture and fixtures                                      62,076
          Leasehold Improvements                                      48,167
                                                                   ---------
          Total fixed assets                                         559,641
          Less: Accumulated depreciation                            (274,620)
                                                                   ---------
          Net property and equipment                               $ 285,021
                                                                   =========

Depreciation expense for the years ended December 31, 2005 and 2004 were $165,158 and $77,798, respectively.

Property and equipment under capital leases was $108,893 at December 31, 2005 and 2004, respectively. Depreciation expenses related to equipment under capital leases was $34,393 at December 31, 2005 and $23,095 at December 31, 2004.

5.       Deferred Revenue

Deferred revenue represents payments received from customers as follows: (1) in excess of revenue earned based on click-through activity (web site visitations) and will be recognized as actual click-throughs occur and (2) as deposits in advance of delivery of content under the ContentLogic program.

As of December 31, 2005 the current portion of the deferred revenue is $2,074,103 and the long term portion of the deferred revenue is $553,943. The Company allocates between the current portion and the long term portion based upon its historical experience and its estimate of click through activity over the succeeding twelve months.

6.       Income Taxes

The following table reconciles the Federal statutory rate of 35% to the Company's effective tax rate:

                                                      Year Ended December 31,
                                                    ---------------------------
                                                       2005             2004
                                                    -----------     -----------
                                                                     (Pro-forma)

Expected income tax (benefit)                       $   109,611     $(1,492,000)
State tax (benefit), net of Federal effect               19,337        (213,000)
Increase in valuation allowance                        (128,149)      1,705,000
                                                    -----------     -----------
                                                    $       800     $        --
                                                    ===========     ===========

Prior to 2004, the Company and its stockholders elected to be taxed under subchapter S of the Internal Revenue Code. As a result, all items of income or loss passed to the stockholders, and the stockholders were liable for all Federal and State income taxes on income earned by the Company through December 31, 2003.

Prior to 2004, the Company reported its income and deductions utilizing the cash method of accounting for Federal income tax purposes. Accordingly, certain items of income and expense were recognized in different years for income tax purposes than they were for financial statement purposes. Effective, January 1, 2004, the Company, under procedures established by the Internal Revenue Service ("IRS"), changed its method of accounting from the cash method to the accrual method. Simultaneously, the Company sought to defer the recognition of income on its deferred revenue. The Company is not assured that the IRS will agree to allow the Company to defer such recognition. If the IRS does not permit the deferral, the Company could be liable for $450,000 in current income taxes for the year ended December 31, 2004.

The components of the Company's deferred tax asset at December 31, 2005 are as follows:

Net operating loss                      $  2,826,244
Valuation allowance                        2,826,244
                                        ------------
                                        $          -
                                        ============

As of December 31, 2005, the Company has net operating losses totaling approximately $5,028,510, which will expire in 2025. The valuation allowance of the deferred tax asset decreased by $174,270 during the year ended December 31, 2005.

7.       Net Income (loss) Per Share

Net income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. As of December 31, 2004 common equivalent shares are excluded from the computation of net loss per share as their effect would be anti-dilutive. As of December 31, 2005 there were 777,329 potentially dilutive shares which were included in the computations.

8.       Stockholders' Deficit

The authorized capital stock currently consists of 200,000,000 shares of Common Stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share, the rights and preferences of which may be established from time to time by our Board of Directors. As of December 31, 2005, there were 42,277,775 shares of our Common Stock issued and outstanding and options exercisable, warrants exercisable or restricted stock for 4,816,857 shares of Common Stock. No other securities, including without limitation any preferred stock, convertible securities, options, warrants, promissory notes or debentures are outstanding.

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

Upon the closing of the Private Placement Transaction, on December 31, 2004, the Company sold 3,699,868 shares of common stock to investors in a Private Placement Transaction, at a price of $1.00 per share, for a total of $3,478,261 net of expenses. Money was received by the Company on January 3, 2005. In connection with the Merger and the Private Placement Transaction the Company issued warrants exercisable for 300,000 shares of common stock to a financial advisor for services rendered in the merger. The warrants are exercisable at $1.00 per share, vest immediately and have a term of five years. These securities where offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The investors in the Private Placement Transaction were all "accredited investors" as that term is defined under Regulation D. The investors were provided a confidential offering memorandum and executed individual subscription agreements in which they made representations regarding their sophistication and qualifications as accredited investors.

On January 24, 2005, pursuant to a letter agreement between the Company and an investor relations firm, the Company issued Options exercisable for 150,000 shares of our common stock in return for services rendered to InfoSearch. The options are exercisable at a price of $3.25 per share and expire on January 24, 2012. The Company recorded a total of $125,775 in option expense relating to this transaction. The Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, because the transaction did not involve any public offering and was made in connection with a privately negotiated transaction.

On February 16, 2005, pursuant to a consulting agreement between the Company and our investor relations firm, the Company issued 20,000 shares of our common stock to our investor relations firm in return for services rendered for a total of $76,000 to InfoSearch. The Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, because the transaction did not involve any public offering and was made in connection with a privately negotiated transaction.

On March 1, 2005, the Company issued 250,000 shares of our common stock in a private placement transaction to an accredited investor who paid $250,000 to InfoSearch for the shares. These securities where offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The investor was an "accredited investor" as that term is defined under Regulation D. The investor was provided a confidential offering memorandum and executed individual subscription agreements in which the investor made representations regarding its sophistication and qualifications as an accredited investor.

On November 7, 2005, the Company issued 8,359,375 shares of our common stock in a private placement transaction to fifteen (15) accredited investor for the purchase price of $0.64 per share (representing a 20% discount to the closing price of our common stock on November 2, 2005) for total proceeds of $5.35 million. In addition, the Investors received 4,179,686 warrants to purchase 4,179,686 shares of our common stock. The warrants expire on November 7, 2010 and are exercisable at a price of $0.88 per share. These securities where offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The investors were "accredited investors" as that term is defined under Regulation D.

The Company issued 552,500 shares of restricted common stock in 2005 to members of the Company's board of directors and certain officers. The Company incurred $443,727 in non-cash equity compensation expenses associated with these grants.

The warrants issued to all participants in the November 7, 2005 private placement require the Company to settle the contracts by the delivery of registered shares. At the date of issuance, the Company did not have an effective registration statement related to the shares that could be issued should the warrant holders exercise the warrants. In addition, the warrant holders have the right to require that the Company settle the warrant on a net-cash basis in a fundamental transaction, regardless of the form of tender underlying the fundamental transaction. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the rights of the warrant holders to settle in cash potentially in preference to other shareholders receiving other forms of consideration, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the relative net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance through December 31, 2005. The value of the warrants on the date of the transaction was approximately $3,063,172 and $2,526,272 as of December 31, 2005. The fair value of the warrants increased from the date of issuance to December 31, 2005 by approximately $536,900.

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

9.       Stock Option Plan

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

Stock option activity under the Plan is as follows:

                                                                       Weighted
                                                                       Average
                                                           Number of   Exercise
Description                                                 Options     Price
                                                           ---------   --------
OUTSTANDING, January 1, 2004 (1,185,331 options
exercisable at weighted average exercise price of $1)       1,639,634       1.00
Granted (weighted average fair value of $0.91)                600,000       1.00
                                                            ---------   --------

OUTSTANDING, December 31, 2004 (1,385,331 options
exercisable at weighted average exercise price of $1)       2,239,634       1.00
Granted (weighted average fair value of $0.72)              1,414,500       0.70
Cancelled                                                    (375,993)      1.00
                                                            ---------   --------
OUTSTANDING, December 31, 2005 (1,764,804 options
exercisable at weighted average exercise price of $0.93)    3,278,141       0.93
                                                            ---------   --------

Additional information regarding options outstanding at December 31, 2005 is as follows:

                             Options outstanding      Options exercisable
                           ----------------------   ----------------------
                            Weighted
                             average     Weighted                 Weighted
Range of                    remaining    Average                  Average
exercise       Number      contractual   Exercise     Number      Exercise
prices       Outstanding   Life(Years)    Price     Exercisable    Price
----------   -----------   -----------   --------   -----------   --------
2 - $0.68         25,000        9.97     $   0.68           251   $   0.68
1 - $0.76        262,500        9.18     $   0.76        74,315   $   0.76
34 - $0.78       345,000        9.87     $   0.78        14,493   $   0.78
29 - $0.81       457,000        9.45     $   0.81       248,017   $   0.81
1 - $0.94        175,000        9.50     $   0.94        29,247   $   0.94
14 - $1.00     1,863,641        7.77     $   1.00     1,385,331   $   1.00
1 - $1.06        150,000        9.74     $   1.06        13,151   $   1.06
              ----------                            -----------
               3,278,141        8.54     $   0.93     1,764,804       0.93
              ----------                            -----------


At December 31, 2005, 1,934,359 shares were available for future grants under the Stock Option Plan.

10.      Related Party Transactions.

As of December 31, 2005, the Company had a loan due from Walter Lazuka, an InfoSearch stockholder, totaling $25,000. This loan was entered into with Mr. Walter Lazuka in a series of transactions from March 19, 2004 through September 16, 2004. This loan accrues interest at 7% with no fixed interest repayment schedule and is payable on demand.

In a series of transactions from June 28, 2004 through July 26, 2004, InfoSearch entered into a loan agreement totaling $24,043 with Mike Lazuka, one of its stockholders. The loan was repaid, and as of December 31, 2005, there was no open balance.

In a series of transaction from May 4, 2004 through July 16, 2004, InfoSearch entered into a loan agreement totaling $34,608 with Tony Tommasi, a former employee and current stockholder. The loan was forgiven in December 2004 as part of a severance agreement between InfoSearch and Tony Tommasi, and as of December 31, 2005, there was no open balance.

In December 2004, the Company executed several promissory notes with Steve Lazuka, who is both an officer and a stockholder, to settle outstanding balances owed to the Company. The notes totaled $781,410 in aggregate and matured on the earlier of January 31, 2005 or the completion of the Merger, with interest payable only until maturity, when the principal was due and payable in its entirety. In two payments in December 2004, Mr. Lazuka paid the entire amount then due, and as of December 31, 2005 there was no open balance.

We have entered into a 12-month consulting agreement with Claudio Pinkus, a member of our Board of Directors ("the Pinkus Consulting Agreement"). The Pinkus Consulting Agreement provides for an annual consulting fee of $100,000 to be paid in semi-monthly payments. The Pinkus Consulting Agreement also provides for a quarterly bonus payment of up to $25,000 for each quarter, as determined by the Company's Board of Directors. The Pinkus Consulting Agreement expires on August 23, 2006, subject to early termination.

Mr. Pinkus was also granted 1,350,000 shares of restricted stock, of which 450,000 shares will vest on January 4, 2006 and the remaining shares will vest in three installments of 300,000 shares each on February 23, 2006, April 23, 2006 and August 23, 2006, provided that the Pinkus Consulting Agreement has not been terminated by the Company for cause under the Pinkus Consulting Agreement or Mr. Pinkus has not terminated his service for "convenience" as defined in the Pinkus Consulting Agreement and under circumstances where he has also resigned from the Board. If we fail to complete an "approved financing" by August 23, 2006, all shares vest at that time. Furthermore, if Mr. Pinkus terminates his service for good reason, or his service is terminated without cause, the Company will pay an amount in cash equal to the sum of the semi-monthly payments due through the end of the Agreement's term, and any unvested shares will automatically vest. Mr. Pinkus may participate, as a selling stockholder, in any financing transaction undertaken by us for the purpose of satisfying the tax liability incurred by Mr. Pinkus as a result of the restricted stock award. In the event that we have not completed a financing transaction in which Mr. Pinkus participates by the due date of such tax liability, we have agreed to pay such liability on Mr. Pinkus behalf by January 13, 2006. Our obligations related to such tax liability are conditioned on Mr. Pinkus filing of a Section 83(b) election within 15 business days of the date of the restricted stock award.

11.      Commitments and Contingencies

The Company has entered into a non-cancelable operating lease for facilities through May 31, 2009. Rental expense was $162,757 and $185,419 for years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the future minimum lease payments for the years ending December 31 are as follows:

2006                                          $193,360
2007                                           220,620
2008                                           226,125
2009                                            95,375
                                              --------
Total Minimum Lease Payments                  $735,480
                                              ========

The Company has entered into capital leases for equipment. The leases are for 24 and 36 months and contain bargain purchase provisions so that the Company can purchase the equipment at the end of each lease. The following sets forth the minimum future lease payments and present values of the net minimum lease payments under these capital leases for the years ending December 31 are as follows:

2006                                           $39,795
2007                                            18,632
                                               -------
Total Minimum Lease Payments                    58,427
Less: Imputed Interest                           7,743
                                               -------
Present Value of Total Minimum Lease Payments  $50,684
                                               =======

The capitalized lease payments for the years ended December 31, 2005 and 2004 were $44,717 and $28,814, respectively.

Employment agreement

We entered into an employment agreement on January 4, 2006 with George Lichter as Chief Executive Officer (the "Lichter Employment Agreement"). The Lichter Employment Agreement provides for an initial annual base salary of $150,000 and an annual performance-based bonus of up to $150,000. In addition, Mr. Lichter receives an automobile allowance of $600 per month. Under the Lichter Employment Agreement, Mr. Lichter may resign for "good reason" if his duties are substantially diminished or if we materially breach the Lichter Employment Agreement. In that event, Mr. Lichter will receive his base salary, bonuses and benefit plan coverage for a period of six months. Likewise, Mr. Lichter will receive his base salary, bonuses and benefit plan coverage for a period of six months if he is discharged without cause. The Lichter Employment Agreement also includes restrictive covenants relating to competition and solicitation of our customers or employees. The Lichter Employment Agreement provides that Mr. Lichter will normally work for us four days per week. We have agreed to allow Mr. Lichter to continue to serve as an officer and director of MCS Ventures and Yoga Works, Inc., but only to the extent that Mr. Lichter's continued service does not materially interfere with the performance of his duties to us.

Pursuant to his employment agreement, Mr. Lichter was granted, under the Registrant's 2004 Stock Option Plan (the "Plan"), a restricted stock award representing 675,000 shares of our common stock, of which 225,000 shares will vest on January 4, 2006 and the remaining shares will vest in three installments of 150,000 shares each on February 23, 2006, April 23, 2006 and August 23, 2006, provided that Mr. Lichter's employment has not been terminated for cause or Mr. Lichter has not terminated his employment for other than good reason under circumstances where he has also has been removed or has resigned from the Board. Mr. Lichter may participate, as a selling stockholder, in any financing transaction undertaken by us for the purpose of satisfying the tax liability incurred by Mr. Lichter as a result of the restricted stock award. In the event that we have not completed a financing transaction in which Mr. Lichter participates by the due date of such tax liability, we have agreed to pay such liability on Mr. Lichter's behalf by January 13, 2006. Our obligations related to such tax liability are conditioned on Mr. Lichter's filing of a Section 83(b) election within 15 business days of the date of the restricted stock award. Mr. Lichter was also subsequently granted an additional stock award representing 675,000 shares of our common stock, of which 225,000 shares will vest on January 4, 2006 and the remaining shares will vest in three installments of 150,000 shares each on February 23, 2006, April 23, 2006 and August 23, 2006, provided that Mr. Lichter's employment has not been terminated for cause or Mr. Lichter has not terminated his employment for other than good reason and under circumstances where he has also has been removed or has resigned from the Board. The Lichter Employment Agreement also includes restrictive covenants relating to competition and solicitation of our customers or employees, and employment under the Lichter Employment Agreement is at will and therefore InfoSearch may terminate Mr. Lichter's employment at any time and for any reason subject to the provisions set forth above.

We have entered into an executive employment agreement with Steve Lazuka ("Lazuka Employment Agreement") dated December 29, 2004 and terminating on
December 31, 2006. The Lazuka Employment Agreement provides for an initial annual base salary of $175,000, with a minimum annual increase in base salary of 10%. The Lazuka Employment Agreement also provides for an annual performance-based bonus of up to $175,000, which was subsequently modified to a maximum of $175,000, as determined by the Company's Board of Directors. The Lazuka Employment Agreement expires on December 31, 2006, subject to extension or earlier termination. It provides that if Mr. Lazuka is terminated by us without cause or if he terminates his employment for good reason, he will be entitled to his base salary, bonuses and all health and benefits coverage, in each case for 12 months. At the election of Mr. Lazuka, in the event of such termination, his base salary and any bonus then earned is payable by the Company in a lump sum within 45 days after his last day of employment. "Good reason" exists if Mr. Lazuka's duties are substantially diminished or if we materially breach the Lazuka Employment Agreement. The Lazuka Employment Agreement also includes restrictive covenants relating to competition and solicitation of our customers or employees.

Under the Lazuka Employment Agreement, Mr. Lazuka received options to purchase up to 600,000 shares of our common stock under our 2004 Stock Option Plan (the "Plan"), which vest in three equal installments after six months, 12 months and 24 months, respectively. The options vest in full in the event of Mr. Lazuka's death, disability, discharge without cause, or resignation for good reason. The exercise price of the options granted pursuant to the Lazuka Employment Agreement is $1.00 per share.

In connection with the appointment of Mr. Lichter as our President and Chief Executive Officer, Mr. Lazuka's employment agreement was amended. The amendment reaffirms all of the provisions of the Lazuka Employment Agreement including those establishing the term of employment and compensation payable to Mr. Lazuka. The amendment revises Mr. Lazuka's position and title from President and Chief Executive Officer to Chief Strategy Officer and from Chairman to Director. The amendment adds certain new rights and obligations to the Lazuka Employment Agreement, the most significant of which obligate us to include in any financing transaction up to one million shares of our common stock owned by Mr. Lazuka. We also agreed to include all shares of our common stock owned by Mr. Lazuka that are not sold in such a financing transaction in any registration statement filed by us (other than a registration statement filed solely to register an employee compensation plan on a Form S-8) and provided Mr. Lazuka the right to demand such registration in the event that we fail to register such shares within 12 months. Mr. Lazuka has agreed to execute a standard lock-up agreement related to his our common stock for a period of 12 months. Further, pursuant to the close of the private placement underlying this registration statement, Mr. Lazuka agreed to waive his rights to sell shares in the private placement as well as waive the commencement of his registration rights for a period of twelve months commencing on the closing date.

We also have entered into an executive employment agreement with Frank Knuettel (the "Knuettel Employment Agreement"). The Knuettel Employment Agreement, dated March 8, 2005, provides for an initial annual base salary of $175,000, provided that if Mr. Knuettel remains in the employment of the Company in the month following the second consecutive quarter that the Company is profitable on a GAAP basis, his base salary will increase to $185,000. The Knuettel Employment Agreement further provides for a potential target bonus equal to 30% of base salary, contingent on the Company's achieving revenue and operating income goals and Mr. Knuettel's attaining individual goals established by the Board of Directors. Under the Knuettel Employment Agreement, Mr. Knuettel received options to purchase up to 262,500 shares of our common stock made available under the Plan, which vest over a four-year period. Additionally, Mr. Knuettel received an award of 352,500 restricted shares of our common stock, which also vest over a four-year period of his employment with the Company. Mr. Knuettel was also subsequently granted an additional stock award representing 167,500 shares, under which 25% of the shares will vest on January 4, 2006, 12.5% of the shares will vest on July 7, 2006 and the remaining shares will vest over three years in equal, monthly installments, ending on January 4, 2009 and an additional option award representing 82,500 shares, under which 25% of the shares will vest on January 4, 2006, 12.5% of the shares will vest on July 7, 2006 and the remaining shares will vest over three years in equal, monthly installments, ending on January 4, 2009.

The Knuettel Employment Agreement provides that if Mr. Knuettel is terminated by us without cause, he will be entitled to his base salary for the six-month period following termination, and the vested portion of the option and restricted stock grants described above will be determined as if he had remained in employment for one additional year. If Mr. Knuettel resigns after a change in control, he will be entitled to his base salary for the six-month period following his resignation, and the vested portion of the option and restricted stock grants described above will be determined as if he had remained in employment for two additional years. At the election of Mr. Knuettel, the severance benefits are payable by the Company in a lump sum within 45 days after his last day of employment. The Knuettel Employment Agreement also includes restrictive covenants relating to competition and solicitation of our customers or employees, and employment under the Knuettel Employment Agreement is at will and therefore InfoSearch may terminate Mr. Knuettel's employment at any time and for any reason subject to the provisions set forth above.

We also have entered into employment agreements with David Averill, Kelly Bakst and David Gagne which provide for an annual salary to Mr. Averill in the amount of $175,000, an annual salary to Mr. Bakst in the amount of $135,000 and an annual salary to Mr. Gagne in the amount of $100,008. Other than provisions related to annual salary, and acceleration of vesting for Mr. Averill if terminated following an acquisition, the employment agreements contain substantially the same terms. Under these agreements, Mr. Averill, Mr. Bakst and Mr. Gagne may be awarded options to purchase our common stock in amount which the Board of Directors feels is appropriated based on their performance. Employment under these agreements is at will and therefore the Company may terminate these employees at any time and for any reason.

Litigation

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. While we are not currently a party to any litigation, we have received a demand letter from Gemini Partners, Inc. for unpaid finder's fees and additional warrants to be granted in relation to the PIPE fundraising closed in November 2005. As no formal litigation has yet been filed and no discovery commenced, we are unable to assess the outcome of this matter as of today. Except for this, we are not a party to any other legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

12.      Private Placements and Merger

On December 31, 2004, the Company completed a reverse triangular merger with MAC via its Acquisition Sub. MAC became the surviving company of the merger and changed its name to InfoSearch Media, Inc. At the effective time of the Merger (the "Effective Time"), the Company discontinued the current business plan to pursue the business and plan and operations of TrafficLogic. At the same time, all of the issued and outstanding shares of capital stock of Mimi and Coco, a subsidiary of MAC, where sold to Vicenzo Cavallo and Anthony Cavallo in consideration for 24,301,170 shares of Common Stock which have been retired (the "Split-Off"). Also, at the Effective Time, the holders of shares of common stock and Common Stock Equivalents, the former stockholders of MAC retained 14,000,035 shares of Common Stock and, the investors purchasing Common Stock in the Private Placement Transaction were sold 3,699,868 shares of Common Stock.

As of December 31, 2004, the Company had sold 3,699,868 shares through the Private Placement at $1 per share for $3,478,261, net of expenses. The money was received by the Company on January 3, 2005.

In the private placement the Company has a requirement to file a Registration Statement within 60 days of the closing of the private placement and has a requirement to get the statement effective with 120 days of the closing. The Company filed a form SB-2 registration statement on February 14, 2005 thereby meeting the filing requirement. The Company must get the registration statement effective by the end of April, 2005 or there is a penalty of 1% of the principal amount of the proceeds. At this time the Company believes that it will meet this requirement as well.

Upon the closing of the Private Placement Transaction, on December 31, 2004, the Company sold 3,699,868 shares of common stock to investors in a Private Placement Transaction, at a price of $1.00 per share for a total of $3,478,261, net of expenses. Money was received by the Company on January 3, 2005. In connection with the Merger and the Private Placement Transaction, the Company issued warrants exercisable for 300,000 shares of common stock to a financial advisor for services rendered in the merger. The warrants are exercisable at $1.00 per share, vest immediately and have a term of five years. These securities where offered and sold by InfoSearch in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The investors in the Private Placement Transaction were all "accredited investors" as that term is defined under Regulation D. The investors were provided a confidential offering memorandum and executed individual subscription agreements in which they made representations regarding their sophistication and qualifications as accredited investors.

On March 1, 2005, InfoSearch issued 250,000 shares of our common stock in a private placement transaction to an accredited investor who paid $250,000 to InfoSearch for the shares. These securities where offered and sold by InfoSearch in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The investor was an "accredited investor" as that term is defined under Regulation D. The investor was provided a confidential offering memorandum and executed individual subscription agreements in which the investor made representations regarding its sophistication and qualifications as an accredited investor.

On November 7, 2005, the Company issued 8,359,375 shares of our common stock in a private placement transaction to fifteen (15) accredited investor for the purchase price of $0.64 per share (representing a 20% discount to the closing price of our common stock on November 2, 2005) for total proceeds of $5.35 million. In addition, the Investors received 4,179,686 warrants to purchase 4,179,686 shares of our common stock. The warrants expire on November 7, 2010 and are exercisable at a price of $0.88 per share. These securities where offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The investors were "accredited investors" as that term is defined under Regulation D.

The warrants issued to all participants in the November 7, 2005 private placement require the Company to settle the contracts by the delivery of registered shares. At the date of issuance, the Company did not have an effective registration statement related to the shares that could be issued should the warrant holders exercise the warrants. In addition, the warrant holders have the right to require that the Company settle the warrant on a net-cash basis in a fundamental transaction, regardless of the form of tender underlying the fundamental transaction. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the rights of the warrant holders to settle in cash potentially in preference to other shareholders receiving other forms of consideration, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet. The value of the warrants on the date of the transaction was approximately $3,063,172 and was $2,526,272 as of December 31, 2005. The fair value of the warrants decreased from the date of issuance to December 31, 2005 by approximately $536,900.

In the private placement the Company was required to file a Registration Statement within 30 days of the closing of the private placement. The Company filed a form SB-2 registration statement on December 7, 2005 thereby meeting the filing requirement.

13.      Subsequent Events

On February 22, 2006, InfoSearch Media, Inc. ("InfoSearch Media") entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement") with Answerbag, Inc., a privately held California corporation ("Answerbag") and Apollo Acquisition Corp., a California corporation and a wholly-owned subsidiary of InfoSearch Media ("Merger Sub"). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Answerbag, with Answerbag surviving as a wholly-owned subsidiary of InfoSearch Media (the "Merger"). The transaction subsequently closed on March 3, 2006.

At the time of the Merger, each outstanding share of Answerbag Common Stock was exchanged for a number of shares of InfoSearch Media Common Stock and an amount of cash based on agreed upon stock exchange ratios and cash exchange ratios. The consideration in the Merger consisted of shares of InfoSearch Media Common Stock and cash.

InfoSearch Media will issue up to 1,005,435 shares of common stock equal to $462,500 divided by the average closing price per share of InfoSearch Media Common Stock on the Over the Counter Bulletin Board for the 5 trading day period up to and including the day immediately preceding (but not including) the closing date of the transaction.

InfoSearch Media will also pay up to $462,500, provided that (a) $161,875 was paid at the closing, and (b) $75,156.25 is paid within 10 business days of each of the following dates: 90 days after the closing, 180 days after the closing, 270 days after the closing and 360 days after the Closing. The actual amount of shares issued and cash paid is subject to certain contingencies and milestones, as set forth in the Merger Agreement.

Answerbag is an early stage company operating Answerbag.com, a community driven website providing a forum for registered users to ask questions or answer questions submitted by other users. As part of the acquisition, InfoSearch acquired the website and related group of registered users, negligible amounts of fixed assets and entered into a non-compete and employment relationship with Answerbag's founder.