Form 10-Q
period 2006-03-31
InfoSearch Media, Inc.
filed 2006-05-22
CIK 1164327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

                              (310) 437-7380 (Small
                              ---------------------
                       Business Issuer's telephone number)


Check whether the Small Business Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

As of May 15, 2006, 45,497,177 shares of the Small Business Issuer's common stock, $.001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes |_| No |X|

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I -FINANCIAL INFORMATION

         Item 1.   Unaudited Interim Financial Statements

              Consolidated Balance Sheet ................................    3

              Consolidated Statements of Operations .....................    4

              Consolidated Statements of Cash Flows .....................    5

              Footnotes to Consolidated Financial Statements ............    6

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.........   20

         Item 3.   Controls and Procedures...............................   26


PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings.....................................   27

         Item 2.   Unregistered Sales of Equity Securities...............   27

         Item 3.   Defaults Upon Senior Securities.......................   27

         Item 4.   Submission of Matters to a Vote of Security Holders...   28

         Item 5.   Other Information.....................................   28

         Item 6.   Exhibits..............................................   28

SIGNATURES ..............................................................   30

PART I - FINANCIAL INFORMATION

Item 1: Unaudited Interim Financial Statements

                             INFOSEARCH MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (unaudited)


                                 ASSETS
CURRENT ASSETS:
     Cash                                                           $ 3,234,731
     Accounts receivable                                                 35,383
     Due from related parties                                            25,000
     Prepaid expenses and other current assets                          356,724
     Employee advance                                                       500
                                                                    -----------
          TOTAL CURRENT ASSETS                                        3,652,338

PROPERTY AND EQUIPMENT                                                  259,180

CONTENT DEVELOPMENT                                                     237,692

INTANGIBLE ASSETS                                                       336,275

SECURITY DEPOSIT                                                         37,500
                                                                    -----------
          TOTAL ASSETS                                              $ 4,522,985
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                               $   490,739
     Accrued bonuses                                                     42,104
     Accrued payroll and taxes                                          171,409
     Accrued expenses                                                    82,817
     Current portion of deferred revenue                                828,057
     Provision for refunds payable and bad debts                        108,303
     Current portion of capital lease obligations                        25,033
                                                                    -----------
          TOTAL CURRENT LIABILITIES                                   1,748,462

CAPITAL LEASE OBLIGATIONS, net of current portion                        17,621

FAIR VALUE OF WARRANT LIABILITY                                       1,859,498

DEFERRED REVENUE, net of current portion                                 30,334
                                                                    -----------
          TOTAL LIABILITIES                                           3,655,915

STOCKHOLDERS' EQUITY:
     Preferred stock, undesignated, par value $0.001 per share,
              25,000,000 shares authorized; no shares issued
              and outstanding;                                               --
     Common stock, $0.001 par value, authorized 200,000,000
              shares; issued and outstanding 45,497,177                  45,498
     Additional paid in capital                                       7,445,330
     Accumulated deficit                                             (6,623,758)
                                                                    -----------
          TOTAL STOCKHOLDERS' EQUITY                                    867,070
                                                                    -----------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $ 4,522,985
                                                                    ===========


               The accompanying notes are an integral part of the
                         unaudited financial statements.

                             INFOSEARCH MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                    Three Months Ended March 31,
                                                  -----------------------------
                                                      2006              2005
                                                  ------------     ------------
NET SALES                                         $  2,853,564     $  1,613,694
COST OF SALES                                        1,137,432          231,395
                                                  ------------     ------------
GROSS PROFIT                                         1,716,132        1,382,299
                                                  ------------     ------------
COSTS AND EXPENSES:
     Selling expenses                                  414,916          466,328
     General and administrative                      2,296,366        1,160,978
                                                  ------------     ------------
        TOTAL COSTS AND EXPENSES                     2,711,282        1,627,306
                                                  ------------     ------------
LOSS FROM OPERATIONS                                  (995,150)        (245,007)

CHANGE IN FAIR VALUE OF WARRANT LIABILITY              666,774               --
INTEREST INCOME                                         32,290           19,416
                                                  ------------     ------------
NET LOSS                                          $   (296,086)    $   (225,591)
                                                  ============     ============
LOSS PER SHARE - BASIC AND DILUTED                $      (0.01)    $      (0.01)
                                                  ============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING                 45,123,401       33,816,608
                                                  ============     ============


               The accompanying notes are an integral part of the
                         unaudited financial statements.

                             INFOSEARCH MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                 Three Months Ended March 31
                                                                              ---------------------------------
                                                                                  2006                  2005
                                                                              -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $  (296,086)          $  (225,591)
                                                                              -----------           -----------
     Adjustments to reconcile net loss to
       net cash used in operating activities:
             Depreciation and amortization                                        205,173                44,455
             Stock based compensation                                           1,230,384               143,080
             Change in fair value of warrant liability                           (666,774)                   --
     Changes in assets and liabilities:
         Accounts receivable                                                      (30,934)             (284,356)
         Prepaid expenses and other current assets                               (144,962)             (140,209)
         Accounts payable, accrued expenses and other liabilities                  65,215              (237,706)
         Amounts refunded to customers                                             64,152               (67,801)
         Deferred revenue                                                      (1,769,655)              292,774
                                                                              -----------           -----------
             Total adjustments                                                 (1,047,401)             (249,763)
                                                                              -----------           -----------
NET CASH USED IN OPERATING ACTIVITIES                                          (1,343,487)             (475,354)
                                                                              -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Intangible                                                                  (174,400)                   --
     Capital expenditures - fixed assets                                          (18,611)              (78,493)
     Capital expenditures - content development                                   (49,360)             (172,566)
                                                                              -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                            (242,371)             (251,059)
                                                                              -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments of capital lease obligations                               (7,971)               (7,888)
     Gross proceeds from private placement and sale of common stock                    --             3,949,868
                                                                              -----------           -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                (7,971)            3,941,980
                                                                              -----------           -----------
NET INCREASE (DECREASE) IN CASH                                                (1,593,829)            3,215,567

CASH - BEGINNING OF PERIOD                                                      4,828,560             1,328,958
                                                                              -----------           -----------
CASH - END OF PERIOD                                                          $ 3,234,731           $ 4,544,525
                                                                              ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
         Cash paid for interest                                               $     1,982           $     3,739
                                                                              ===========           ===========

NON-CASH SUPPLEMENTAL DISCLOSURE OF INVESTING AND
     FINANCING ACTIVITIES:
         Stock issuances for acquisition                                      $   161,875           $        --
                                                                              ===========           ===========


               The accompanying notes are an integral part of the
                         unaudited financial statements.

                             INFOSEARCH MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2006 and 2005 have been prepared by InfoSearch Media, Inc. in accordance with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission including Regulation S-B and accounting principles generally accepted in the United States ("GAAP"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and other adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such instructions, rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented clear and straightforward. For a more complete understanding of the Company's financial position, these financial statements should be read in conjunction with the audited financial statements and explanatory notes in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 23, 2006.

The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

2.    Organization and Nature of Operations

InfoSearch Media, Inc. ("InfoSearch") is a Los Angeles-based developer of search marketing solutions involving online content that support the non-paid (otherwise known as organic, which refers to the search results that the search engines find on the world wide web as opposed to those listings for which companies pay for placement) search marketing initiatives of its clients. We have two primary operating groups, ContentLogic and Web Properties.

Through our ContentLogic program we deliver, through sale or license agreements, branded original content for use by our client's on their web sites. Utilizing sophisticated content and keywords analytics, content developed in the ContentLogic program drives traffic to the client's website through improved search engine rankings. The ContentLogic content provides an environment engineered to stimulate a sale through the use of content highly focused on the client's products and services. We derive revenue from this program through either the sale or license of the content. While many of our small to medium sized business clients prefer the month-to-month leasing option over the purchase alternative because it provides a lower upfront cost without a long term commitment, larger firms generally prefer the outright purchase of the content. We are actively pursuing both methods and instituting a dedicated team to focus on the larger clients, as well as introducing related products, including web analytics through our partnership with Load and links through our partnership with LinkWorth. The analytics and links products are both sold on a month-to-month basis.

With the acquisition of Answerbag.com in March 2006, we have combined our ArticleInsider and Answerbag websites into our Web Properties group. Answerbag is a user-generated question and answer content website, which can be found at www.answerbag.com. Questions, answers and ranking of answers on the Answerbag website are supplied by a growing community of registered users. Answerbag is in the early stages of growth and does not currently provide a significant amount of revenues for InfoSearch. However, it has grown from approximately 500,000 unique users in January 2006 to just over 1,000,000 unique users in April 2006 and is well positioned to take advantage of the power of user-generated online content. ArticleInsider is a collection of general informational articles focused on various business topics. Our clients sponsor a prominent link on those pages and pay on a cost-per-click ("CPC") basis. In May 2005, as part of its ArticleInsider program, InfoSearch established an affiliate program wherein the Company purchased traffic from other online advertising companies, tested the traffic with the Company's click-fraud prevention algorithm and resold that traffic to its customers. InfoSearch is no longer bringing on new customers for the ArticleInsider program and is harvesting the deferred revenues associated with this product.

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

The Company's revenues are derived principally from the licensing or sale of unique content developed for its clients under the ContentLogic program or the sale on a CPC basis of advertising traffic to one of the websites in the Web Properties group.

For the ContentLogic program, the Company derives revenue through the licensing and sale of content to third party web site owners. Content sale revenue is recognized when the content is delivered to and accepted by the client. Revenue earned through a 12-month license agreement is treated as an installment sale and prorated revenue is recognized on a monthly basis over the life of the agreement. Clients subject to a 12-month licensing agreement have the right to continue leasing the content at the end of the term on a month-to-month basis. In late September, 2005, the Company added a month-to-month licensing program with higher fees. Revenue earned under month-to-month licensing agreements is recognized on a monthly basis. As part of the ContentLogic program, the Company also earns revenue from web analytics and advertising link sales. Revenue earned from these services is recognized when the service is complete. Client deposits received in advance of work being completed for such services are deferred by creation of a revenue liability account entry until the revenue is recognized.

The Company derives revenue from the websites in the Web Properties group on a CPC basis as traffic is distributed to either the Company's clients or to Google Adsense advertisers. The Company has established a partnership with Google through which Google pays the Company fees for clicks on advertisements sponsored by Google and displayed on the Answerbag and ArticleInsider web sites. The Company recognizes revenue associated with the Company's clients as the clicks are delivered and recognizes revenue associated with the Google Adsense program as reported by Google to the Company at the end of each month. Client deposits received for products and services provided by the ArticleInsider program are initially recorded as deferred revenue.

Cost of Sales

A significant portion of the Company's cost of sales is related to content developed under the ContentLogic program and affiliate traffic costs for the Company's ArticleInsider program.

For the ContentLogic program, content developed pursuant to outright sales and licensing is developed through editors, keyword analysts and independent contractors who write and edit the copy and analyze the keywords. The Company recognizes and expenses those costs related to the content developed for outright sales to clients as the cost is incurred, while the cost of content development for licensing subject to a 12-month contract is amortized over the life of the contract. In late September, 2005 the Company added a month-to-month ContentLogic licensing option, with content development costs for the month-to-month agreements expensed when incurred.

For the Web Properties group, the Company has incurred minimal cost of sales associated with Answerbag. Costs related to the content developed for the Company's ArticleInsider web site are capitalized. Content developed pursuant to InfoSearch's ArticleInsider product increase the value of the network and yield revenue to InfoSearch over a period of years, which led to the decision to capitalize the development costs. Through December 31, 2004, the Company's practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. However, with the ongoing management of the ArticleInsider product, it became apparent to InfoSearch management that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. It became apparent to InfoSearch management that it was not uncommon that an article would not begin drawing traffic until some number of months after it was posted on the network. With the advice of InfoSearch's previous auditors, as of January 1, 2005, to better match costs to revenues, and recognize the increased value of the network, the Company began amortizing ArticleInsider related content development costs over the expected life of thirty-six months, which resulted in an increase in the Company's gross margins. The Company continued to review this estimate during the year and determined that the estimated useful life should be reduced to two years as of December 31, 2005 and further reduced to one year for the three months ended March 31, 2006. The Company recognizes the costs associated with its affiliate program as incurred.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At March 31, 2006, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

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

Deferred Revenue

Deferred revenue represents payments received from customers as follows: (1) in excess of revenue earned based on click-through activity (web site visitations) and will be recognized as CPC traffic is delivered and (2) as deposits in advance of the delivery of content under the ContentLogic program.

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

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the three months ended March 31, 2006. In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Consolidated Statement of Operations during the three months ended March 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options was $475,246 for the three months ended March 31, 2006, and was recorded in the financial statements as follows:

         Selling and marketing                              $ 255,326
         General and administration                           219,920
                                                      ----------------
         Total share-based compensation expense             $ 475,246
                                                      ================

On January 4, 2006 a total of 1,350,000 shares of Restricted Stock, with a total value of $904,500, were granted to the Board of Directors. This cost will be amortized over eight months, with a cost of $339,188 for the three months ended March 31, 2006. In addition 1,517,500 shares of Restricted Stock, with a total value $1,016,725, were granted to key officers of the Company. This cost will be amortized over 12 to 36 months, with a cost of $348,540 for the three months ended March 31, 2006.

During the three months ended March 31, 2005, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25. In addition, there was no compensation expense for restricted stock grants as the Company had not issued any restricted stock. Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and loss per share would have been as follows:

                                                         Three Months Ended
                                                           March 31, 2005
          Net loss, as reported                              $ (225,591)
          Add: total stock based compensation                    43,823
                                                          ---------------
          Net loss, as adjusted                              $ (269,414)
                                                          ===============

          Net loss per common share
          Basic and diluted, as reported                     $    (0.01)
          Basic and diluted, pro forma                       $    (0.01)


The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2006 and 2005: expected life, 120 months following the grant date; stock volatility, 208.44% and 152.13%, respectively; risk-free interest rates of 4.82% and 4.27%, respectively; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Forfeitures are estimated based on historical experience of cancellation of stock options as a percent of total options granted.

A summary of the Company's stock option activity is as follows:

                                 Weighted Average
                                   # of Shares           Exercise Price
                                -------------------    -------------------
Outstanding as of
December 31, 2005                        3,278,141                 $ 0.93

Granted                                    200,000                 $ 0.50

Cancelled                                1,026,850                 $ 0.95
                                -------------------
Outstanding as of
March 31, 2006                           2,451,291                 $ 0.83
                                ===================

Additional information regarding options outstanding as of March 31, 2006 is as follows:

                                               Options outstanding                   Options exercisable
                                        ----------------------------------    ----------------------------------
                                            Weighted
                                            average
                                           remaining           Weighted                              Weighted
Range of                  Number          contractual          Average            Number             Average
exerciese prices       outstanding        Life (Years)      Exercise Price      Exercisable       Exercise Price
-----------------    ---------------    ---------------    ---------------    ---------------    ---------------
$0.50                       200,000               9.85               0.50              9,680               0.50

$0.68                        25,000               9.72               0.68              2,306               0.68

$0.76                       262,500               8.94               0.76             95,890               0.76

$0.78                       325,000               9.63               0.78             42,849               0.78

$0.81                       272,000               9.21               0.81            285,579               0.81

$1.00                     1,216,791               7.40               1.00          1,538,507               1.00

$1.06                       150,000               9.49               1.06             25,479               1.06
                     ---------------    ---------------    ---------------    ---------------    ---------------
Total Options             2,451,291                                                2,000,290

At March 31, 2006, 691,209 shares (remaining balance reflects issuance of restricted stock) were available for future grants under the Stock Issuance / Stock Option Plan.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS NO. 156"), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement
(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

4.    Accounts Receivable

At March 31, 2006, the Company's Google partnership accounted for all of the Company's accounts receivable. Google income also accounted for 1.8% and 38.5% of revenue over the three months ended March 31, 2006 and March 31, 2005, respectively. The Company has not experienced any problem with collectibility of the receivable.

5.    Deferred Revenue

As of March 31, 2006 the current portion of the deferred revenue is $828,057 and the long term portion of the deferred revenue is $30,334. The Company allocates between the current portion and the long term portion based upon its historical experience and its estimate of click through activity over the succeeding twelve months.

6.    Net Income per Share

Net income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. For the three months ended March 31, 2006 and 2005, there were 2,451,291 and 2,282,831 potentially dilutive shares, respectively, which were excluded from the computation.

7.    Stockholders' Equity

The authorized capital stock currently consists of 200,000,000 shares of Common Stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share, the rights and preferences of which may be established from time to time by our Board of Directors. As of March 31, 2006, there were 45,497,177 shares of our Common Stock issued and outstanding and options exercisable, warrants exercisable or restricted stock representing 8,415,977 shares of Common Stock. No other securities, including without limitation any preferred stock, convertible securities, options, warrants, promissory notes or debentures are outstanding.

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

The warrants issued to all participants in the November 7, 2005 private placement require the Company to settle the contracts by the delivery of registered shares. At the date of issuance, the Company did not have an effective registration statement related to the shares that could be issued should the warrant holders exercise the warrants. In addition, the warrant holders have the right to require that the Company settle the warrant on a net-cash basis in a fundamental transaction, regardless of the form of tender underlying the fundamental transaction. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the rights of the warrant holders to settle in cash potentially in preference to other shareholders receiving other forms of consideration, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the fair value of the warrants was calculated using Black-Scholes pricing model with the following assumptions: expected life, 60 months following the grant date; stock volatility, 208.44%; risk-free interest rates of 4.82%; and no dividends during the expected term.

The fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value was included in other income on the income statement under change in FV of warrant liability. The value of the warrants on the date of the transaction and as of December 31, 2005 was $3,063,172 and $2,526,272, respectively. In addition, the fair value of the liability decreased from December 31, 2005 through March 31, 2006 resulting in the recording of additional income of $666,774.

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

8.    Related Party Transactions.

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

9.    Commitments and Contingencies

The Company has entered into a non-cancelable operating lease for facilities through May 31, 2009. Rental expense was $40,500 and $38,500 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the future minimum lease payments for the years ending December 31 are as follows:

           2006                                                   $ 152,860
           2007                                                     219,540
           2008                                                     226,125
           2009                                                      95,375
                                                               ------------
           Total Minimum Lease Payments                           $ 693,900
                                                               ------------

The Company has entered into capital leases for equipment. The leases are for 24 and 36 months and contain bargain purchase provisions so that the Company can purchase the equipment at the end of each lease. At March 31, 2006, the following sets forth the minimum future lease payments and present values of the net minimum lease payments under these capital leases for the years ending December 31 are as follows:

           2006                                                    $ 29,515
           2007                                                      18,632
                                                               ------------
           Total Minimum Lease Payments                              48,147
           Less: Imputed Interest                                     5,493
                                                               ------------
           Present Value of Total Minimum Lease Payments           $ 42,654
                                                               ------------
           Less Current Portion                                      25,033
                                                               ------------
                                                                   $ 17,621

The capitalized lease payments for the three months ended March 31, 2006 and 2005 were $10,279 and $11,634, respectively.

Employment Agreements

We entered into an employment agreement with Ning Ning Yu, our Vice President of Sales (the "Yu Employment Agreement") on December 17, 2005. The Yu Employment Agreement provides for an initial annual base salary of $160,000 and further provides for a potential target bonus equal to 35% of base salary, contingent on Ms. Yu attaining goals established by the CEO. Under the Yu Employment Agreement, Ms. Yu received options to purchase up to 200,000 shares of our common stock made available under the Plan, which shall vest monthly over three years. The Yu Employment Agreement also provides that in the event that Ms. Yu's position is eliminated or her responsibilities are materially reduced for any reason other than cause or permanent disability, she will receive severance payment equal to six months of her base salary and six months of acceleration of her unvested stock options.

We entered into an employment agreement with Joel Downs, our Vice President, Product Marketing (the "Downs Employment Agreement") on February 15, 2006. The Downs Employment Agreement provides for an initial annual base salary of $125,000 and further provides for a potential target bonus equal to 40% of base salary, contingent on Mr. Downs attaining goals established by the CEO. Under the Downs Employment Agreement, Mr. Downs received options to purchase up to 100,000 shares of our common stock made available under the Plan, which shall vest monthly over four years with a one year cliff. The Downs Employment Agreement also provides that in the event the Mr. Down's position is eliminated or his responsibilities are materially reduced within twelve months following a change in control, he will receive severance payment equal to six months of his base salary and six months of acceleration of his unvested stock options. In addition, pursuant to the Merger Agreement between InfoSearch and Answerbag, which Mr. Downs founded, Mr. Downs has agreed during his employment with the Company and for a period of three (3) years after his termination, that he will not, as an employee, agent, consultant, advisor, independent contractor, general partner, officer, director, shareholder, investor, lender or guarantor of any corporation, partnership or other entity, or in any other capacity directly or indirectly in the United States of America compete against the Company. In addition Mr. Downs further agreed that while employed by the Company and for a period of one (1) year following his termination of employment with the Company, that he will not directly or indirectly solicit or attempt to solicit away employees or consultants of the Company or Answerbag (now our wholly-owned subsidiary) for his own benefit or for the benefit of any other person or entity.

We entered into an employment agreement with Edan Portaro, our Vice President of Sales (the "Portaro Employment Agreement") on March 14, 2006. The Portaro Employment Agreement provides for an initial annual base salary of $150,000 and further provides for a potential target bonus equal to 150% of base salary, contingent on Mr. Portaro attaining goals established by the CEO. Under the Portaro Employment Agreement, Mr. Portaro received options to purchase up to 200,000 shares of our common stock made available under the Plan, which shall vest monthly over four years with a one year cliff. The Portaro Employment Agreement also provides that in the event that Mr. Portaro's position is eliminated or his responsibilities are materially reduced within six months following a change in control, he will receive severance payment equal to six months of his base salary and full acceleration of his unvested stock options. Further, the Portaro Employment Agreement provides that in the event that Mr. Portaro's position is eliminated or his responsibilities are materially reduced for any reason other than cause or permanent disability, he will receive severance payment equal to six months of his base salary and six months of acceleration of his unvested stock options.

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

Income taxes

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

10.   Acquisition of Answerbag

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

On March 3, 2006, the transaction pursuant to the Agreement and Plan of Merger and Reorganization closed. Under the terms of the transaction, the Company acquired 100% of the issued and outstanding capital stock of Answerbag, Inc. for $161,875 in cash and issuance of 351,902 shares of InfoSearch common stock with a market value of $161,875, based on the five day average closing price of $0.46 per share prior to the consummation of the transaction. Answerbag is a user-generated question and answer content website, which can be found at www.answerbag.com. Questions, answers and ranking of answers on the Answerbag website are supplied by a growing community of registered users. In addition, the Company incurred $27,460 in direct acquisition costs, mostly legal services.

Per the Agreement, the Company will pay up to an additional $300,625 in cash and issue up to 653,533 additional shares of common stock having a market value, based on the five day average closing price of $0.46 per share prior to the consummation of the transaction, of $300,625. These amounts will be issued in four installments at 90, 180, 270 and 360 days after the close based on performance contingencies as detailed in the Merger Agreement, which states that the purchase price will be adjusted if Mr. Joel Downs, founder of Answerbag, terminates his employment with the Company or if average traffic volume falls below certain levels.

The Agreement contains non-competition and non-solicitation clauses wherein Mr. Downs has agreed during his employment with the Company and for a period of three (3) years after his termination, that he will not, as an employee, agent, consultant, advisor, independent contractor, general partner, officer, director, shareholder, investor, lender or guarantor of any corporation, partnership or other entity, or in any other capacity directly or indirectly in the United States of America compete against the Company. In addition Mr. Downs further agreed that while employed by Parent and for a period of one (1) year following his termination of employment with the Company, that he will not directly or indirectly solicit or attempt to solicit away employees or consultants of Parent or Company for Joel Downs' own benefit or for the benefit of any other person or entity. As part of the acquisition, InfoSearch acquired the website and related group of registered users, negligible amounts of fixed assets.

The results of operations of the business acquired have been included in the Company's consolidated financial statements from the date of acquisition. The Proforma table below summarizes the results of operations for the current period and a comparable prior period as though the acquisition of Answerbag had been completed at the beginning of the periods.


                            Three Months Ended March 31. 2006                 Three Months Ended March 31. 2005
                       ---------------------------------------------     ---------------------------------------------
                           Historical                Proforma                Historical                Proforma
                       --------------------     --------------------     --------------------     --------------------
Net Revenues           $        2,853,564       $        2,870,436       $        1,613,694       $         1,622,141
                       ====================     ====================     ====================     ====================
Net Loss               $         (296,086)      $         (288,706)      $         (225,591)      $          (218,654)
                       ====================     ====================     ====================     ====================
Net Income per
share, basic and
diluted                $            (0.01)      $            (0.01)      $            (0.01)      $             (0.01)
                       ====================     ====================     ====================     ====================
Weighted average
shares outstanding,
basic                          45,123,401               45,369,733               33,816,608                34,168,510
                       ====================     ====================     ====================     ====================

The total purchase price is summarized as follows:

    Cash consideration                                       $   161,875
    Common stock                                                 161,875
    Acquisition related costs                                     27,460
                                                             -----------
    Total purchase price                                     $   351,210

The valuation of Answerbag's performance over the next nine months was estimated as of the acquisition date and the purchase price is subject to future adjustments. If the final net calculation is less than the minimum amount specified in the purchase agreement, the purchase price will be adjusted downward accordingly. Any such adjustment will be recorded as an adjustment to the cost of Answerbag, Inc. and reflected in the final purchase price allocation.

The Company's preliminary allocation of the purchase price is summarized as follows:

    Assets:
    Accounts Receivable, net                                 $    14,935
    Intangible assets                                            336,275
                                                             -----------
    Total Assets                                             $   351,210

The intangible assets were not assigned useful lives, therefore, no amortization has been recorded during the three months ended March 31, 2006.

11.   Subsequent Events

Mr. Bakst terminated his employment effective April 30, 2006 to pursue other activities.

On April 5, 2006, the Board of Directors approved Bright Star (employee recognition) awards for two employees of the Company for a total 8,108 shares of common stock.

On April 5, 2006, the Board of Directors approved a retention program for an employee of the Company wherein the Company converted an existing stock option grant representing 7,500 shares of common stock to an unrestricted, fully vested stock grant of 7,500 shares of common stock and an additional 7,500 shares of unrestricted fully vested common stock or $7,500, at the employee's choosing.

On April 5, 2006, the Board of Directors approved the grant of options to purchase 395,000 shares of common stock of the Company to certain employees. Pursuant to SFAS 123(R), the grant and inception date are set as of April 5, 2006, unless later as determined according to the terms and conditions of the stock option grants, which generally provide for a three months grace period after inception date for the onset of vesting.

On April 5, 2006, the Board of Directors approved the payment of cash in the amount of $203,513 and 450,027 shares of common stock to each of Mr. Pinkus and Mr. Lichter in repayment of their tax obligations pursuant to their consulting and employment agreements, respectively.

Mr. Lazuka redeemed 1,000,000 shares of common stock to the Company as of April 19, 2006. Mr. Lazuka received no compensation or payment, deferred or otherwise, in exchange for this redemption of common stock.

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

CRITICAL ACCOUNTING POLICIES

The Company described its critical accounting policies in Note 2, "Summary of Significant Accounting Policies" of the Notes to the Financial Statements for the Years Ended December 31, 2005 and 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 23, 2006. The critical accounting policies are those that are most important to the portrayal of the financial condition and results of operations, and require management's significant judgments and estimates. The application of such critical accounting policies fairly depicts the financial condition and results of operations for all periods presented.

Revenues from ContentLogic and Web Properties are derived principally from the licensing or sale of unique content developed for its clients under the ContentLogic program or the sale on a CPC basis of advertising traffic to one of the websites in the Web Properties group.

The Company derives revenue through the licensing and sale of content in the ContentLogic program. If a client deposit is received in advance of work being completed, a deferred revenue liability account entry is created until the revenue is recognized. Content sale revenue is recognized when the content is delivered to and accepted by the client. Revenue earned through a 12-month license agreement is treated as an installment sale and prorated revenue is recognized on a monthly basis over the life of the agreement. Clients subject to a 12-month licensing agreement have the right to continue leasing the content at the end of the term on a month-to-month basis. In late September, 2005, the Company added a month-to-month licensing program with higher fees. Revenue earned under month-to-month licensing agreements is recognized on a monthly basis. As part of the ContentLogic program, the Company also earns revenue from web analytics and advertising link sales. Revenue earned from these services is recognized when the service is complete. Client deposits received in advance of work being completed for such services are deferred by creation of a revenue liability account entry until the revenue is recognized.

The Company derives revenue from the websites in its Web Properties group on a CPC basis as traffic is distributed to either the Company's clients or to Google Adsense advertisers. The Company has established a partnership with Google through which Google pays the Company fees for clicks on advertisements sponsored by Google and displayed on the ArticleInsider web site. The Company recognizes revenue associated with the Company's clients as the clicks are delivered and the revenue generated from the Google Adsense program as reported by Google to the Company at the end of each month. Client deposits received for products and services provided by the ArticleInsider program are initially recorded as deferred revenue.

A significant portion of the Company's cost of sales is related to content developed under the ContentLogic program and affiliate traffic costs for the Company's ArticleInsider program.

For the ContentLogic program, content developed pursuant to outright sales and licensing is developed through editors, keyword analysts and independent contractors who write and edit the copy and analyze the keywords. The Company recognizes and expenses those costs related to the content developed for outright sales to clients as the cost is incurred, while the cost of content development for licensing subject to a 12-month contract is amortized over the life of the contract. In late September, 2005 the Company added a month-to-month ContentLogic licensing option, with content development costs for the month-to-month agreements expensed when incurred.

For the Web Properties group, the Company has incurred minimal cost of sales associated with Answerbag. Costs related to the content developed for the Company's ArticleInsider web site are capitalized. Content developed pursuant to InfoSearch's ArticleInsider product increase the value of the network and yield revenue to InfoSearch over a period of years, which led to the decision to capitalize the development costs. Through December 31, 2004, the Company's practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. However, with the ongoing management of the ArticleInsider product, it became apparent to InfoSearch management that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. It became apparent to InfoSearch management that it was not uncommon that an article would not begin drawing traffic until some number of months after it was posted on the network. With the advice of InfoSearch's previous auditors, as of January 1, 2005, to better match costs to revenues, and recognize the increased value of the network, the Company began amortizing ArticleInsider related content development costs over the expected life of thirty-six months, which resulted in an increase in the Company's gross margins. The Company continued to review this estimate during the year and determined that the estimated useful life should be reduced to two years as of December 31, 2005. The Company recognizes the costs associated with its affiliate program as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), an amendment to Accounting Principles Bulletin Opinion No. 20, "Accounting Changes" ("APB No. 20"), and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. InfoSearch will implement SFAS No. 154 in its fiscal year beginning January 1, 2006. We are currently evaluating the impact of this new standard but believe that it will not have a material impact on InfoSearch's financial position, results of operations, or cash flows.

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


In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. InfoSearch is currently evaluating the impact this new Standard but believes that it will not have a material impact on InfoSearch's financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS NO. 156"), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement
(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

PLAN OF OPERATION

InfoSearch Media, Inc. ("InfoSearch") is a Los Angeles-based developer of search marketing solutions involving online content that support the non-paid (otherwise known as organic, which refers to the search results that the search engines find on the world wide web as opposed to those listings for which companies pay for placement) search marketing initiatives of its clients. We have two primary revenue producing programs, ContentLogic and Web Properties.

ContentLogic - We launched ContentLogic to provide our clients the ability to license or purchase original content created by our team of professional copywriters with expert knowledge in search. High quality content has the following three benefits to online businesses:

      1. Higher Conversion Rates. High quality content builds trust and gives people a reason to repeatedly visit a specific site. Studies show that trust is one of the most important factor people consider when making a purchase online. Repeat visitors also result in more sales.

      2. More Advertising Revenue. By driving additional traffic to a website, content provides clients an opportunity to further monetize the value of their websites through program like Google Adsense or Yahoo Content Match.

      3. Free Search Engine Traffic. The goal in utilizing content about the topics for which people are searching is to drive more non-paid traffic to the clients' websites as a result of higher rankings in the search engine results.

Web Properties - We operate two content-based web sites, Answerbag and ArticleInsider, through which we distribute traffic to advertisers.

Answerbag is a user-generated question and answer content website, which can be found at www.answerbag.com. Questions, answers and ranking of answers on the Answerbag website are supplied by a growing community of registered users. Answerbag is in the early stages of growth and does not currently provide a significant amount of revenues to InfoSearch. However, it has grown from approximately 500,000 unique users in January to just over 1,000,000 unique users in April. Registration and use of the website is free.

ArticleInsider is a collection of general informational articles focused on various business topics. Our clients sponsor a prominent link on those pages and pay on a CPC basis. In May 2005, InfoSearch began selling visitor traffic to its web sites through a bidding system wherein the traffic was allocated and sold through the Company's proprietary algorithm according to relative bid rates. Also as part of its ArticleInsider program, InfoSearch established an affiliate program during the quarter wherein the Company purchased traffic from other online advertising companies, tested the traffic with the Company's new click-fraud prevention algorithm and resold that traffic to its customers through the same bidding system. InfoSearch is no longer bringing on new customers for the ArticleInsider website and is harvesting the deferred revenues associated with this product.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

REVENUES

Revenues increased 77% to $2,853,564 for the three months ended March 31, 2006 from $1,613,694 for the three months ended March 31, 2005. The increase in revenue is due to the growth of ArticleInsider and initiation of its related affiliate program and increased sales and licenses of ContentLogic.

Revenues from Web Properties grew year over year due to the introduction of the ArticleInsider affiliate program and the increased levels of traffic we were able to sell to our customers. In our affiliate program, we purchase visitor traffic from other online advertising companies and then resell the traffic to our clients on a cost-per-click basis. We derive revenues from this program on a cost-per-click basis. As part of this program, InfoSearch has developed numerous relationships with providers of traffic and carefully screens the traffic utilizing our proprietary anti-click fraud software. The traffic is screened to eliminate clicks generated by software programs which may now exist or which may be developed in the future that artificially generate Internet searches or clicks. We do this to insure that we send viable search traffic to our merchant advertisers. Since we generate revenue through our ArticleInsider program on a CPC basis, the increased level of traffic we experienced after the introduction of the affiliate program provided us with an increase in our revenue. We no longer bring on new clients for our ArticleInsider product.

We generate revenues from Answerbag by incorporating Google Adsense advertisements on the website. The growth at Answerbag is in its early stages and revenues from Answerbag for the three months ended March 31, 2006 were negligible.

The increase in revenues, sales and licenses under the ContentLogic program in 2006 versus 2005 is attributable to an increased focus on the ContentLogic program driven by strategic changes and related alterations to the compensation plan for our sales team. These changes included restrictions on the sale of the ArticleInsider program as well as improved commission structures for selling the ContentLogic program.

Revenue from Web Properties was $1,390,481 for the three months ended March 31, 2006 versus $1,021,316 for the three months ended March 31, 2005, with $1,338,309 and $0 of the Web Properties revenues resulting from the ArticleInsider affiliate program for the three months ended March 31, 2006 and 2005, respectively. Revenue from ContentLogic was $1,463,083 for the three months ended March 31, 2006 versus $592,378 for the three months ended March 31, 2005. Revenue for Web Properties and ContentLogic comprised 48.7% and 51.3% of total revenues for the three months ended March 31, 2006, respectively. This compares with 63.3% and 36.7% of revenues attributable to Web Properties and ContentLogic for the three months ended March 31, 2005.

COST OF SALES AND GROSS PROFIT

The Company had a gross profit of $1,716,132 and a gross margin of 60% for the three months ended March 31, 2006 versus a gross profit of $1,382,299 and a gross margin of 86% for the comparable period of 2005.

Gross profits and margins for the Web Properties group were $664,359 and 47.8%, respectively, for the three months ended March 31, 2006 versus $848,495 and
83.1%, respectively, for the three months ended March 31, 2005. The deterioration of the gross margins is attributable to the increased cost of our affiliate traffic relative to the bidded CPC rates for the ArticleInsider clients as we continued to harvest this product group's revenue. As of March 31, 2006, the deferred revenue associated with our ArticleInsider product had largely been recognized and at the same time, the higher margins expected with the Answerbag revenue have not yet had a meaningful impact.

Gross profits and margins for ContentLogic were $1,051,773 and 71.9%, respectively, for the three months ended March 31, 2006 versus $533,804 and 85.7%, respectively, for the three months ended March 31, 2005. The decrease in gross margins between the two periods is largely attributable to the shift during 2006 to a blend of licensing and purchase contracts with our clients. The results for the three months ended March 31, 2005 include only purchase agreements whereas the results for the three months ended March 31, 2006 include both purchase and license agreements. Because of the nature of the license agreements, where we recognize the cost of sales upon initial delivery for month-to-month agreements but recognize revenue on a ratable basis, margin growth lags revenue growth.

OPERATING EXPENSES

Operating expenses consist of selling expenses and general and administrative expenses.

Selling expenses consist of costs incurred to develop and implement marketing and sales programs for the Company's products, including ContentLogic and Web Properties. These include costs associated with the marketing department participation in trade shows, media development and advertising. These selling expenses also include the costs of hiring and maintaining a sales department. These costs decreased from $466,328 in the three months ended March 31, 2005 to $414,916 in the same period of 2006. The Company streamlined the sales and marketing effort and made numerous adjustments to the compensation schedule for members of the sales team and believes that it has now aligned the compensation structure with the overall goals of the Company.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, depreciation and amortization and other overhead related costs. These costs increased to $2,296,366 from $1,160,978 in the three months ended March 31, 2006 from the same period ended March 31, 2005. This increase is attributed to the hiring of new personnel to address the regulatory requirement of being a public company, meet the expected growth of the Company as it expands in the online marketing industry and non-cash equity compensation expenses. Expenses associated with these equity grants and option expense for the three months ended March 31, 2006, were $1,230,384 to employees and members of the Board of Directors. The Company has issued restricted stock to certain employees and the Board of Directors for a total value of $2,629,125 which is being amortized over the one, two and four year vesting periods of their respective agreements.

OTHER NON-OPERATING INCOME/EXPENSE

Other non-operating net income is substantially comprised of interest income received on the cash balances the Company maintains in money market accounts. Interest income, net of interest expense, was $32,290 in the three months ended March 31, 2006 as compared to $19,416 in interest income, net of interest expense, in the three months ended March 31, 2005. This improvement is due to the increased cash balances following the private placement of common stock.

We also experienced an increase of $666,774 for the three months ended March 31, 2006 associated with the change in fair value of the warrants we issued in conjunction with the financing we completed in November 2005.

NET (LOSS)

Our net loss increased to $296,086 or $(0.01) per share in the three months ended March 31, 2006 as compared to a net loss of $225,591 or $(0.01) per share in the three months ended March 31, 2005. An increase in our general and administrative expenses, depreciation and amortization charges and non-cash compensation expenses for senior employees, consultants and board members was partially offset by an increase in revenues and gross profit, a decrease in sales and marketing expenses and a gain on the fair value of warrants. Non-cash equity compensation expenses were $1,230,384 for the three months ended March 31, 2006 compared to $143,080 for the comparable period in 2005. All of the non-cash equity compensation expenses for the three months ended March 31, 2005 were attributable to consultants. Expenses for depreciation and amortization increased to $205,173 for the three months through March 31, 2006 from $44,455 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $1,593,829 to $3,234,731 in the three months ended March 31, 2006 relative to the Company's fiscal year ending December 31, 2005. This is mainly due to a decrease of $1,769,655 in deferred revenue and an operating loss of $995,150. The recognition of deferred revenue associated with the ArticleInsider affiliate program involved the use of $706,434 in cash.

Cash used in operating activities of $1,343,487 in the three months ended March 31, 2006, consisted principally of the use of cash in the net loss of $296,086 and other items enumerated below. The net loss was derived from increased operating expenses, offset primarily by non-cash charges of $1,230,384 in stock based compensation to employees and Board of Directors and $205,173 in depreciation and amortization. Other operating activities that used cash were $1,037,266 in the net change of current assets and current liabilities. This decrease resulted primarily from decrease in deferred revenue of $1,769,655 and increases in prepaid expenses and other current assets of $144,962 and accounts receivable of $30,934 offset somewhat by decreases in accounts payable and accrued expenses of $65,215 and amounts refunded to customers of $64,152.

Cash used in operating activities of $475,354 in the three months ended March 31, 2005, consisted principally of the use of cash in the net loss of $225,591. The net loss was derived from increased operating expenses, offset primarily by non-cash charges of $44,455 in depreciation and amortization and $143,080 in equity compensation to consultants. Other operating activities that used cash were $249,763 in the net change of current assets and current liabilities. This decrease resulted primarily from increases in accounts receivable of $284,356, prepaid expenses and other current assets of $140,209, decreases in accounts payable and accrued expenses of $237,706, and amounts refunded to customers of $67,801 offset somewhat by increase in deferred revenue of $292,774.

Cash used in investing activities for periods ended March 31, 2006 and 2005 was $242,371 and $251,059 respectively. For the three months ended March 31, 2006, the Company used $174,400 for the investment in the acquisition of Answerbag.com, $18,611 to purchase property and equipment and $49,360 for development of content pursuant to 12-month content licenses. For the three months ended March 31, 2005, the Company used $78,493 to purchase property and equipment and $172,566 for development of content to expand its Article Insider network.

Cash used in financing activities for the three months ended March 31, 2006 and 2005 was $7,971 and $3,941,980, respectively. The decrease of cash provided by financing activities for the three months ended March 31, 2005 was due to proceeds from a private placement and sale of common stock of $3,949,868 offset slightly by $7,888 in principal payments of capital lease obligations.

As of March 31, 2006, the Company had cash and cash equivalents amounting to $3,234,731, a decrease of $1,593,829 from the balance at March 31, 2005. The Company has a net working capital surplus of $1,893,806 at March 31, 2006.

There are no material commitments for additional capital expenditures at March 31, 2006. The continuing commitment of capital is for the existing equipment capital leases and the operating lease for the Company's offices. The capital leases have future minimum lease payments of $29,515 in 2006 and $18,632 in 2007. The operating lease for the offices has future minimum lease payments of $152,860 in 2006, $219,540 in 2007, $226,125 in 2008 and $95,375 in 2007.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities

On January 4, 2006, Mr. Pinkus, Executive Chairman of the Company, was granted 675,000 shares of non-registered common stock of the Company pursuant to his Consulting Agreement. On January 4, 2006, 225,000 shares will vest and the remaining shares will vest in three installments of 150,000 shares each on February 23, 2006, April 23, 2006 and August 23, 2006, provided that the Pinkus Consulting Agreement has not been terminated by the Company for cause under the Pinkus Consulting Agreement or Mr. Pinkus has not terminated his service for "convenience" as defined in the Pinkus Consulting Agreement and under circumstances where he has also resigned from the Board.

On January 4, 2006, Mr. Lichter, President and CEO of the Company, was granted 675,000 shares of non-registered common stock of the Company pursuant to his Employment Agreement. On January 4, 2006, 225,000 shares will vest and the remaining shares will vest in three installments of 150,000 shares each on February 23, 2006, April 23, 2006 and August 23, 2006, provided that the Lichter Employment Agreement has not been terminated by the Company for cause under the Lichter Employment Agreement or Mr. Lichter has not terminated his service for "convenience" as defined in the Lichter Employment Agreement and under circumstances where he has also resigned from the Board.

On March 3, 2006, the Company issued 351,902 shares of InfoSearch common stock with a market value of $161,875 pursuant to the terms of an Agreement and Plan of Merger and Reorganization ("Merger Agreement") with Answerbag, Inc. Per the Agreement, the Company may issue up to 653,533 additional shares of common stock having a market value, based on the five day average closing price of $0.46 per share prior to the consummation of the transaction, of $300,625. These amounts will be issued in four installments at 90, 180, 270 and 360 days after the close based on performance contingencies as detailed in the Merger Agreement, which states that the purchase price will be adjusted if Mr. Joel Downs, founder of Answerbag, terminates his employment with the Company or if average traffic volume falls below certain levels.

Item 3.  Defaults on Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this report as required by Item 601 of Regulation S-B:


                                                                              Incorporated by Reference to Filings
   Exhibit No.                         Description                                         Indicated
       2.1             Agreement and Plan of Merger and                   Exhibit 2.1 to InfoSearch's Current Report
                       Reorganization dated as of December 30,            on Form 8-K filed on January 4, 2005 File
                       2004 among TrafficLogic, Inc., MAC                 No. 333-97385
                       Worldwide, Inc. and TrafficLogic
                       Acquisition Corp.
       2.2             Split Off Agreement dated December 30,             Exhibit 2.2 to InfoSearch's Current Report
                       2004 among MAC Worldwide, Inc., Vincenzo           on Form 8-K filed on January 4, 2005 File
                       Cavallo, Anthony Cavallo, Mimi & Coco,             No. 333-97385
                       Inc. and TrafficLogic, Inc.
      3.1.1            Certificate of Incorporation                       Exhibit 3.1 to InfoSearch's Form SB-2 filed
                                                                          on July 31, 2002, File Number 333-97385)
      3.1.2            Certificate of Amendment to Certificate            Exhibit 3.1.2 to InfoSearch's Current
                       of Incorporation of MAC Worldwide, Inc.            Report on Form 8-K filed on January 4, 2005
                                                                          File No. 333-97385
      3.1.3            Certificate of Amendment to Certificate            Exhibit 3.1.3 to InfoSearch's Current
                       of Incorporation of MAC Worldwide, Inc.            Report on Form 8-K filed on January 4, 2005
                                                                          File No. 333-97385
       3.2             By laws of MAC Worldwide, Inc.                     Exhibit 3.2 to InfoSearch's Form SB-2 filed
                                                                          on July 31, 2002, File Number 333-97385
       3.3             Amended and Restated Bylaws                        Exhibit 3.3 to InfoSearch's Form SB-2/A
                                                                          filed on March 23, 2006, File Number
                                                                          333-130173
       4.1             Form of Warrant filed in connection with           Exhibit 4.1 to InfoSearch's Current Report
                       the Securities Purchase Agreement dated            on Form 8-K filed on November 7, 2005 File
                       November 2, 2005 between InfoSearch                No. 333-97385
                       Media, Inc. and the signatory Investors
                       thereto
      10.1             Employment Agreement dated December 29,            Exhibit 10.1 to InfoSearch's Current Report
                       2004 between InfoSearch Media, Inc. and            on Form 8-K filed on January 4, 2005 File
                       Steve Lazuka                                       No. 333-97385
      10.2             Engagement Agreement dated September 27,           Exhibit 10.2 to InfoSearch's Current Report
                       2004 between TrafficLogic, Inc. and CFO            on Form 8-K filed on January 4, 2005 File
                       911                                                No. 333-97385
      10.3             Lock Up Agreements between MAC Worldwide,          Exhibit 10.3 to InfoSearch's Current Report
                       Inc. and TrafficLogic, Inc. related to             on Form 8-K filed on January 4, 2005 File
                       our common stock acquired in the Merger            No. 333-97385
                       by Steve Lazuka, Charles Dargan, Kelly
                       Bakst and David Gagne


      10.4             Indemnity Agreements dated December 31,            Exhibit 10.4 to InfoSearch's Current Report
                       2004 between InfoSearch Media, Inc. and            on Form 8-K filed on January 4, 2005 File
                       Steve Lazuka, Charles Dargan and Kelly             No. 333-97385
                       Bakst
      10.5             2004 Stock Option Plan Report on Form 4            Exhibit 10.5 to InfoSearch's Current 8-K
                                                                          filed on January, 2005 File No. 333-97385
      10.6             Subscription Agreement Report on Form 4            Exhibit 10.6 to InfoSearch's Current 8-K
                                                                          filed on January, 2005 File No. 333-97385
      10.7             Employment Agreement dated March 8, 2005           Exhibit 10.1 to InfoSearch's Current Report
                       between InfoSearch Media, Inc. and Frank           on Form 8-K filed on March 14, 2005 File
                       Knuettel, II                                       No. 333-97385
      10.8             Indemnity Agreement dated March 8, 2005            Exhibit 10.8 to InfoSearch's Annual Report
                       between InfoSearch Media, Inc. and Frank           on Form 10-KSB filed on April 2, 2005
                       Knuettel, II
      10.9             Indemnity Agreement dated December 31,             Exhibit 10.9 to InfoSearch's Annual Report
                       2004 between InfoSearch Media, Inc. and            on Form 10-KSB filed April 12, 2005
                       Louis W. Zehil
      10.10            Indemnity Agreement dated April 15, 2005           Exhibit 10.10 to InfoSearch's registration
                       between InfoSearch Media, Inc. and                 statement on Form SB-2/A (Registration
                       Martial Chaillet                                   No. 333-122814) originally filed on April
                                                                          22, 2005.
      10.11            Employment Agreement dated August 23,              Exhibit 10.1 to InfoSearch's Current Report
                       2005 between InfoSearch Media, Inc. and            on Form 8-K filed on August 26, 2005 File
                       George Lichter                                     No. 333-97385
      10.12            Amendment to Employment Agreement between          Exhibit 10.2 to InfoSearch's Current Report
                       InfoSearch Media, Inc. and Steve Lazuka            on Form 8-K filed on August 26, 2005 File
                       which was originally executed on December          No. 333-97385
                       29, 2004
      10.13            Securities Purchase Agreement dated                Exhibit 10.1 to InfoSearch's Current Report
                       November 2, 2005 between InfoSearch                on Form 8-K filed on November 7, 2005 File
                       Media, Inc. and the signatory Investors            No. 333-97385
                       thereto
      10.14            Registration Rights Agreement dated                Exhibit 10.2 to InfoSearch's Current Report
                       November 2, 2005 between InfoSearch                on Form 8-K filed on November 7, 2005 File
                       Media, Inc. and the signatory Investors            No. 333-97385
                       thereto
      10.15            Agreement and Plan of Merger and                   Exhibit 2.1 to InfoSearch's Current Report
                       Reorganization among InfoSearch Media,             on Form 8-K filed on February 27, 2006 File
                       Inc., Apollo Acquisition Corp.,                    No. 333-97385
                       Answerbag, Inc. and Joel Downs, Sunny
                       Walia and Richard Gazan dated as of
                       February 21, 2006.
      31.1             Chief Executive Officer Certification
                       pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002*
      31.2             Chief Financial Officer Certification
                       pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002*
      32.1             Chief Executive Officer and Chief
                       Financial Officer Certification pursuant
                       to Section 906 of the Sarbanes-Oxley Act
                       of 2002*

* filed herewith

                                   SIGNATURES


In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INFOSEARCH MEDIA, INC.

                                              /s/ George Lichter
Date: May 22, 2006                            -------------------------
                                              By: George Lichter
                                              Its: Chief Executive Officer


                                              /s/ Frank Knuettel, II
Date: May 22, 2006                            -------------------------
                                              By: Frank Knuettel, II
                                              Its: Chief Financial Officer

EXHIBIT INDEX

                                                                              Incorporated by Reference to Filings
   Exhibit No.                         Description                                         Indicated
       2.1             Agreement and Plan of Merger and                   Exhibit 2.1 to InfoSearch's Current Report
                       Reorganization dated as of December 30,            on Form 8-K filed on January 4, 2005 File
                       2004 among TrafficLogic, Inc., MAC                 No. 333-97385
                       Worldwide, Inc. and TrafficLogic
                       Acquisition Corp.
       2.2             Split Off Agreement dated December 30,             Exhibit 2.2 to InfoSearch's Current Report
                       2004 among MAC Worldwide, Inc., Vincenzo           on Form 8-K filed on January 4, 2005 File
                       Cavallo, Anthony Cavallo, Mimi & Coco,             No. 333-97385
                       Inc. and TrafficLogic, Inc.
      3.1.1            Certificate of Incorporation                       Exhibit 3.1 to InfoSearch's Form SB-2 filed
                                                                          on July 31, 2002, File Number 333-97385)
      3.1.2            Certificate of Amendment to Certificate            Exhibit 3.1.2 to InfoSearch's Current
                       of Incorporation of MAC Worldwide, Inc.            Report on Form 8-K filed on January 4, 2005
                                                                          File No. 333-97385
      3.1.3            Certificate of Amendment to Certificate            Exhibit 3.1.3 to InfoSearch's Current
                       of Incorporation of MAC Worldwide, Inc.            Report on Form 8-K filed on January 4, 2005
                                                                          File No. 333-97385
       3.2             By laws of MAC Worldwide, Inc.                     Exhibit 3.2 to InfoSearch's Form SB-2 filed
                                                                          on July 31, 2002, File Number 333-97385
       3.3             Amended and Restated Bylaws                        Exhibit 3.3 to InfoSearch's Form SB-2/A
                                                                          filed on March 23, 2006, File Number
                                                                          333-130173
       4.1             Form of Warrant filed in connection with           Exhibit 4.1 to InfoSearch's Current Report
                       the Securities Purchase Agreement dated            on Form 8-K filed on November 7, 2005 File
                       November 2, 2005 between InfoSearch                No. 333-97385
                       Media, Inc. and the signatory Investors
                       thereto
      10.1             Employment Agreement dated December 29,            Exhibit 10.1 to InfoSearch's Current Report
                       2004 between InfoSearch Media, Inc. and            on Form 8-K filed on January 4, 2005 File
                       Steve Lazuka                                       No. 333-97385
      10.2             Engagement Agreement dated September 27,           Exhibit 10.2 to InfoSearch's Current Report
                       2004 between TrafficLogic, Inc. and CFO            on Form 8-K filed on January 4, 2005 File
                       911                                                No. 333-97385
      10.3             Lock Up Agreements between MAC Worldwide,          Exhibit 10.3 to InfoSearch's Current Report
                       Inc. and TrafficLogic, Inc. related to             on Form 8-K filed on January 4, 2005 File
                       our common stock acquired in the Merger            No. 333-97385
                       by Steve Lazuka, Charles Dargan, Kelly
                       Bakst and David Gagne
      10.4             Indemnity Agreements dated December 31,            Exhibit 10.4 to InfoSearch's Current Report
                       2004 between InfoSearch Media, Inc. and            on Form 8-K filed on January 4, 2005 File
                       Steve Lazuka, Charles Dargan and Kelly             No. 333-97385
                       Bakst
      10.5             2004 Stock Option Plan Report on Form 4            Exhibit 10.5 to InfoSearch's Current 8-K
                                                                          filed on January, 2005 File No. 333-97385
      10.6             Subscription Agreement Report on Form 4            Exhibit 10.6 to InfoSearch's Current 8-K
                                                                          filed on January, 2005 File No. 333-97385
      10.7             Employment Agreement dated March 8, 2005           Exhibit 10.1 to InfoSearch's Current Report
                       between InfoSearch Media, Inc. and Frank           on Form 8-K filed on March 14, 2005 File
                       Knuettel, II                                       No. 333-97385


      10.8             Indemnity Agreement dated March 8, 2005            Exhibit 10.8 to InfoSearch's Annual Report
                       between InfoSearch Media, Inc. and Frank           on Form 10-KSB filed on April 2, 2005
                       Knuettel, II
      10.9             Indemnity Agreement dated December 31,             Exhibit 10.9 to InfoSearch's Annual Report
                       2004 between InfoSearch Media, Inc. and            on Form 10-KSB filed April 12, 2005
                       Louis W. Zehil
      10.10            Indemnity Agreement dated April 15, 2005           Exhibit 10.10 to InfoSearch's registration
                       between InfoSearch Media, Inc. and                 statement on Form SB-2/A (Registration
                       Martial Chaillet                                   No. 333-122814) originally filed on April
                                                                          22, 2005.
      10.11            Employment Agreement dated August 23,              Exhibit 10.1 to InfoSearch's Current Report
                       2005 between InfoSearch Media, Inc. and            on Form 8-K filed on August 26, 2005 File
                       George Lichter                                     No. 333-97385
      10.12            Amendment to Employment Agreement between          Exhibit 10.2 to InfoSearch's Current Report
                       InfoSearch Media, Inc. and Steve Lazuka            on Form 8-K filed on August 26, 2005 File
                       which was originally executed on December          No. 333-97385
                       29, 2004
      10.13            Securities Purchase Agreement dated                Exhibit 10.1 to InfoSearch's Current Report
                       November 2, 2005 between InfoSearch                on Form 8-K filed on November 7, 2005 File
                       Media, Inc. and the signatory Investors            No. 333-97385
                       thereto
      10.14            Registration Rights Agreement dated                Exhibit 10.2 to InfoSearch's Current Report
                       November 2, 2005 between InfoSearch                on Form 8-K filed on November 7, 2005 File
                       Media, Inc. and the signatory Investors            No. 333-97385
                       thereto
      10.15            Agreement and Plan of Merger and                   Exhibit 2.1 to InfoSearch's Current Report
                       Reorganization among InfoSearch Media,             on Form 8-K filed on February 27, 2006 File
                       Inc., Apollo Acquisition Corp.,                    No. 333-97385
                       Answerbag, Inc. and Joel Downs, Sunny
                       Walia and Richard Gazan dated as of
                       February 21, 2006.
      21.1             List of Subsidiaries                               Exhibit 21 to InfoSearch's Current Report
                                                                          on Form 8-K filed on January 4, 2005 File
                                                                          No. 333-7385
      31.1             Chief Executive Officer Certification
                       pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002*
      31.2             Chief Financial Officer Certification
                       pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002*
      32.1             Chief Executive Officer and Chief
                       Financial Officer Certification pursuant
                       to Section 906 of the Sarbanes-Oxley Act
                       of 2002*