Form 10QSB/A
period 2006-03-31
InfoSearch Media, Inc.
filed 2006-07-12
CIK 1164327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                               (Amendment No. 1)

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

Yes |_| No |X|

                                EXPLANATORY NOTE

This Amendment no. 1 to the Quarterly Report on Form 10-QSB/A is being filed for the purpose of amending the Quarterly Report in response to written comments received from the Securities and Exchange Commission staff.

In order to preserve the nature and character of the disclosures as of May 22, 2006, except as specifically discussed in this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on May 22, 2006.

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

Costs related to the content developed for the Company's ArticleInsider web site are capitalized. Content developed pursuant to InfoSearch's ArticleInsider product increase the value of the network and yield revenue to InfoSearch over a period of years, which led to the decision to capitalize the development costs. Through December 31, 2004, the Company's practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. However, with the ongoing management of the ArticleInsider product, InfoSearch management determined that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. InfoSearch management analyzed the web traffic and determined that it was not uncommon for an article to not begin drawing traffic until some number of months after it was posted on the network. As of January 1, 2005, to better match costs to revenues, and recognize the increased value of the network, the Company began amortizing ArticleInsider related content development costs over an expected life of thirty-six months. With the introduction of the ArticleInsider affiliate program in the second quarter of 2005, the Company began recognizing deferred revenue more swiftly. The Company recognized the deferred revenue more swiftly as a result of the greater volume of traffic that the affiliate program allowed to be moved through the advertising network which caused greater recognition of the Company's CPC-based deferred revenue. Revenue from the affiliate program continued to grow in each of the third and fourth quarters of 2005 based upon the increased delivery of CPC revenue. Based upon these results, management determined that the estimated useful life should be reduced to twenty-four months for the year ended December 31, 2005 to better match revenue with related expenses. Management determined that the trend in acceleration of the recognition of affiliate program revenue continued during the quarter ended March 31, 2006, and that therefore the remaining life of the unamortized content should be reduced to 12 months for the three months ended March 31, 2006. The total value of amortized content as of March 31, 2005 was $237,692.

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
                                                      ================

On January 4, 2006 a total of 1,350,000 shares of Restricted Stock, with a total value of $904,500, were granted to Claudio Pinkus, our Executive Chairman of the Board of Directors. This cost will be amortized over eight months, with a cost of $339,188 for the three months ended March 31, 2006. In addition 1,350,000 shares of Restricted Stock, with a total value $904,500, were granted to George Lichter and 167,500 shares of Restricted Stock, with a total value of $112,225 were granted to Frank Knuettel, both of whom are key officers of the Company. All of the shares issued to Mr. Knuettel and 675,000 of the shares issued to each of Mr. Pinkus and Mr. Lichter were issued under the 2004 Plan. The remaining shares issued to Mr. Pinkus and Mr. Lichter were not issued under the 2004 plan. This cost of the shares issued to Mr. Lichter and Mr. Knuettel will be amortized over 12 to 36 months, with a cost of $348,540 for the three months ended March 31, 2006.

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

On August 23, 2005, we entered into a 12-month consulting agreement with Claudio Pinkus, a member of our Board of Directors ("the Pinkus Consulting Agreement"). The Pinkus Consulting Agreement provides for an annual consulting fee of $100,000 to be paid in semi-monthly payments. The Pinkus Consulting Agreement also provides for a quarterly bonus payment of up to $25,000 for each quarter, as determined by the Company's Board of Directors. The Pinkus Consulting Agreement expires on August 23, 2006, subject to early termination.

Mr. Pinkus was also granted 1,350,000 shares of restricted stock, of which 450,000 shares will vest on January 4, 2006 and the remaining shares will vest in three installments of 300,000 shares each on February 23, 2006, April 23, 2006 and August 23, 2006, provided that the Pinkus Consulting Agreement has not been terminated by the Company for cause under the Pinkus Consulting Agreement or Mr. Pinkus has not terminated his service for "convenience" as defined in the Pinkus Consulting Agreement and under circumstances where he has also resigned from the Board. If we fail to complete an "approved financing" by August 23, 2006, all shares vest at that time. Furthermore, if Mr. Pinkus terminates his service for good reason, or his service is terminated without cause, the Company will pay an amount in cash equal to the sum of the semi-monthly payments due through the end of the Agreement's term, and any unvested shares will automatically vest. Mr. Pinkus may participate, as a selling stockholder, in any financing transaction undertaken by us for the purpose of satisfying the tax liability incurred by Mr. Pinkus as a result of the restricted stock award. In the event that we have not completed a financing transaction in which Mr. Pinkus participates by the due date of such tax liability, we have agreed to pay such liability on Mr. Pinkus behalf by January 13, 2006. Our obligations related to such tax liability are conditioned on Mr. Pinkus filing of a Section 83(b) election within 15 business days of the date of the restricted stock award. On April 5, 2006, the Board approved the grant of 450,027 shares of common stock to Mr. Pinkus in repayment of his tax obligations, pursuant to his consulting agreement.


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

The intangible assets that the Company purchased were the Answerbag.com website and the website's registered users. The Company will obtain a valuation analysis from a third-party to perform the purchase price allocation and determine the remaining useful lives of the intangible assets. Because the valuation has not yet been performed, no amortization has been recorded. Upon completion of the valuation, the Company will determine whether or not amortization should be recorded.

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

Costs related to the content developed for the Company's ArticleInsider web site are capitalized. Content developed pursuant to InfoSearch's ArticleInsider product increase the value of the network and yield revenue to InfoSearch over a period of years, which led to the decision to capitalize the development costs. Through December 31, 2004, the Company's practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. However, with the ongoing management of the ArticleInsider product, it became apparent to InfoSearch management that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. InfoSearch management analyzed the web traffic and determined that it was not uncommon for an article to not begin drawing traffic until some number of months after it was posted on the network. With the advice of InfoSearch's previous auditors, as of January 1, 2005, to better match costs to revenues, and recognize the increased value of the network, the Company began amortizing ArticleInsider related content development costs over an expected life of thirty-six months. With the introduction of the ArticleInsider affiliate program in the second quarter of 2005, which resulted in the Company recognizing deferred revenue more swiftly, management determined that the estimated useful life should be reduced to twenty-four months for the year ended December 31, 2005. With the continuation of the accelerated recognition of deferred revenue due to the ArticleInsider affiliate program, management determined that the estimated useful life should be reduced to 12 months for the three months ended March 31, 2006. The total value of amortized content as of March 31, 2005 was $237,692. These revisions to the estimated life were made in accordance with APB Opinion No. 9, which requires the Company to make estimates and assumptions regarding the useful lives of assets.

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

In March 2006, we acquired Answerbag, Inc. for approximately $462,000 and 1,005,435 shares of our common stock. The acquisition of Answerbag may affect the comparability of results of Operations for the first quarter of 2006 compared to the first quarter of 2005.

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

We are targeting the market through two primary product groups as follows:

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

ArticleInsider is a collection of general information articles focused on various business topics. In May 2005, InfoSearch began selling visitor traffic to its web sites through a bidding system wherein the traffic was allocated and sold to our advertisers through our proprietary algorithm according to relative bid rates. Also as part of its ArticleInsider program, InfoSearch established an affiliate program during the second quarter of 2005 wherein we purchased traffic from other online advertising companies, tested the traffic with our new click-fraud prevention algorithm and resold that traffic to our customers through the same bidding system. As we began experiencing declining margins on traffic we sold to our customers, we discontinued bringing on new advertising customers for ArticleInsider and wound down the ArticleInsider affiliate program. We continue to generate revenue through ArticleInsider through the deployment of Google Adsense advertisements placed on ArticleInsider pages, from which we receive revenue on a CPC basis in return for delivering web visitors to Google's advertisers. We have found that generating revenue through the Adsense program is more efficient and allows us to deploy our sales force to sell our ContentLogic product.

Answerbag is a user-generated question and answer content website, which can be found at www.answerbag.com. Questions, answers and ranking of answers on the Answerbag website are supplied by a growing community of registered users. Answerbag is in the early stages of growth and does not currently provide a significant amount of revenues to InfoSearch. However, it has grown from approximately 500,000 unique users in January 2006 to just over 1,000,000 unique users in April 2006. Registration and use of the website is free. We generate revenue through Answerbag through the deployment of Google Adsense advertisements placed on Answerbag pages, from which we receive revenue on a CPC basis in return for delivering web visitors to Google's advertisers. We have found that generating revenue through the Adsense program is more efficient and allows us to deploy our sales force to sell our ContentLogic product.

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

Revenues from Web Properties grew in the first quarter of 2006 compared to the first quarter of 2005 primarily due to the introduction of the ArticleInsider affiliate program in the second quarter of 2005 and the increased levels of traffic we were able to sell to our customers as a result of the ArticleInsider affiliate program. In our affiliate program, we purchased visitor traffic from other online advertising companies and then resold the traffic to our clients on a cost-per-click basis. We received revenues from this program on a cost-per-click basis. As part of this program, InfoSearch developed numerous relationships with providers of traffic and carefully screened the traffic utilizing our proprietary anti-click fraud software. The traffic was screened to eliminate clicks generated by software programs which may now exist or which may be developed in the future that artificially generate Internet searches or clicks; thereby ensuring that we sent viable search traffic to our merchant advertisers. Because we generated revenue through our ArticleInsider program on a CPC basis, the increased level of traffic we experienced after the introduction of the affiliate program provided us with an increase in our revenue in the first quarter of 2006 compared to the first quarter of 2005. As we began experiencing declining margins on traffic we sold to our customers, we discontinued bringing on new advertising customers for ArticleInsider and wound down the ArticleInsider affiliate program.

In the fourth quarter of 2003, we began generating revenue for ArticleInsider through the deployment of Google Adsense advertisements which are placed on
ArticleInsider pages. Going forward, we will rely on Google Adsense advertisements placed on the ArticleInsider website to generate revenue in connection with ArticleInsider and will no longer rely on the ArticleInsider affiliate program. We also utilize Google Adsense to generate revenue for Answerbag. As a result of the discontinuation of the ArticleInsider affiliate program and as a result of the early stage nature of Answerbag, we will likely experience a decrease in revenue in our Web properties group during the second quarter of 2006, after which we expect our Web properties group to return to revenue growth, relying initially on Google Adsense for both ArticleInsider and Answerbag.

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

Gross profits and margins for the Web Properties group were $664,359 and 47.8%, respectively, for the three months ended March 31, 2006 versus $848,495 and 83.1%, respectively, for the three months ended March 31, 2005. We acquired Answerbag in the last month of the first quarter of 2006, and for the quarter ended March 31, 2006, gross profit and margin for Answerbag was $11,437 and 100%, respectively. The deterioration of the gross margins for the three months ended March 31, 2006 is attributable to the increased cost of our affiliate traffic relative to the bidded CPC rates for the ArticleInsider clients as we continued to harvest this product group's revenue. As of March 31, 2006, the deferred revenue associated with our ArticleInsider product had largely been recognized and at the same time, the higher margins expected with the Answerbag revenue have not yet had a meaningful impact.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $1,593,829 to $3,234,731 in the three months ended March 31, 2006 relative to the Company's fiscal year ending December 31, 2005. This is mainly due to a decrease of $1,769,655 in deferred revenue and an operating loss of $995,150. The recognition of deferred revenue associated with the ArticleInsider affiliate program involved the use of $706,434 in cash. The use of $706,434 in cash associated with the delivery of deferred revenue is the amount that we paid to purchase traffic from third parties as part of the ArticleInsider affiliate program.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities

On January 4, 2006, Mr. Pinkus, Executive Chairman of the Company, was granted 675,000 shares of unregistered common stock of the Company pursuant to his Consulting Agreement. On January 4, 2006, 225,000 shares will vest and the remaining shares vested or will vest in three installments of 150,000 shares each on February 23, 2006, April 23, 2006 and August 23, 2006, provided that the Pinkus Consulting Agreement has not been terminated by the Company for cause under the Pinkus Consulting Agreement or Mr. Pinkus has not terminated his service for "convenience" as defined in the Pinkus Consulting Agreement and under circumstances where he has also resigned from the Board. These securities were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act. With respect to all of the securities issued to Mr. Pinkus, he represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

On January 4, 2006, Mr. Lichter, President and CEO of the Company, was granted 675,000 shares of unregistered common stock of the Company pursuant to his Employment Agreement. On January 4, 2006, 225,000 shares will vest and the remaining shares vested or will vest in three installments of 150,000 shares each on February 23, 2006, April 23, 2006 and August 23, 2006, provided that the Lichter Employment Agreement has not been terminated by the Company for cause under the Lichter Employment Agreement or Mr. Lichter has not terminated his service for "convenience" as defined in the Lichter Employment Agreement and under circumstances where he has also resigned from the Board. These securities were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act. The recipient represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

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


      10.4             Indemnity Agreements dated December 31,            Exhibit 10.4 to InfoSearch's Current Report
                       2004 between InfoSearch Media, Inc. and            on Form 8-K filed on January 4, 2005 File
                       Steve Lazuka, Charles Dargan and Kelly             No. 333-97385
                       Bakst
      10.5             2004 Stock Option Plan Report on Form 4            Exhibit 10.5 to InfoSearch's Current 8-K
                                                                          filed on January, 2005 File No. 333-97385
      10.6             Subscription Agreement Report on Form 4            Exhibit 10.6 to InfoSearch's Current 8-K
                                                                          filed on January, 2005 File No. 333-97385
      10.7             Employment Agreement dated March 8, 2005           Exhibit 10.1 to InfoSearch's Current Report
                       between InfoSearch Media, Inc. and Frank           on Form 8-K filed on March 14, 2005 File
                       Knuettel, II                                       No. 333-97385
      10.8             Indemnity Agreement dated March 8, 2005            Exhibit 10.8 to InfoSearch's Annual Report
                       between InfoSearch Media, Inc. and Frank           on Form 10-KSB filed on April 2, 2005
                       Knuettel, II
      10.9             Indemnity Agreement dated December 31,             Exhibit 10.9 to InfoSearch's Annual Report
                       2004 between InfoSearch Media, Inc. and            on Form 10-KSB filed April 12, 2005
                       Louis W. Zehil
      10.10            Indemnity Agreement dated April 15, 2005           Exhibit 10.10 to InfoSearch's registration
                       between InfoSearch Media, Inc. and                 statement on Form SB-2/A (Registration
                       Martial Chaillet                                   No. 333-122814) originally filed on April
                                                                          22, 2005.
      10.11            Employment Agreement dated August 23,              Exhibit 10.1 to InfoSearch's Current Report
                       2005 between InfoSearch Media, Inc. and            on Form 8-K filed on August 26, 2005 File
                       George Lichter                                     No. 333-97385
      10.12            Amendment to Employment Agreement between          Exhibit 10.2 to InfoSearch's Current Report
                       InfoSearch Media, Inc. and Steve Lazuka            on Form 8-K filed on August 26, 2005 File
                       which was originally executed on December          No. 333-97385
                       29, 2004
      10.13            Securities Purchase Agreement dated                Exhibit 10.1 to InfoSearch's Current Report
                       November 2, 2005 between InfoSearch                on Form 8-K filed on November 7, 2005 File
                       Media, Inc. and the signatory Investors            No. 333-97385
                       thereto
      10.14            Registration Rights Agreement dated                Exhibit 10.2 to InfoSearch's Current Report
                       November 2, 2005 between InfoSearch                on Form 8-K filed on November 7, 2005 File
                       Media, Inc. and the signatory Investors            No. 333-97385
                       thereto
      10.15            Agreement and Plan of Merger and                   Exhibit 2.1 to InfoSearch's Current Report
                       Reorganization among InfoSearch Media,             on Form 8-K filed on February 27, 2006 File
                       Inc., Apollo Acquisition Corp.,                    No. 333-97385
                       Answerbag, Inc. and Joel Downs, Sunny
                       Walia and Richard Gazan dated as of
                       February 21, 2006.
      10.16            Employment Agreement dated December 16,
                       2005 between InfoSearch Media, Inc. and
                       Ning Ning Yu*
      10.17            Employment Agreement dated February 15,
                       2006 between InfoSearch Media, Inc. and
                       Joel Downs*
      10.18            Employment Agreement dated March 14, 2006
                       between InfoSearch Media, Inc. and Edan
                       Portaro*
      10.19            Consulting Agreement dated August 23, 2005
                       between InfoSearch Media, Inc. and Claudio
                       Pinkus*
      21.1             List of Subsidiaries*
      31.1             Chief Executive Officer Certification
                       pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002*
      31.2             Chief Financial Officer Certification
                       pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002*
      32.1             Chief Executive Officer and Chief
                       Financial Officer Certification pursuant
                       to Section 906 of the Sarbanes-Oxley Act
                       of 2002*

* filed herewith

                                   SIGNATURES


In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INFOSEARCH MEDIA, INC.

                                              /s/ George Lichter
Date: July 11, 2006                           -------------------------
                                              By: George Lichter
                                              Its: Chief Executive Officer


                                              /s/ Frank Knuettel, II
Date: July 11, 2006                           -------------------------
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


      10.8             Indemnity Agreement dated March 8, 2005            Exhibit 10.8 to InfoSearch's Annual Report
                       between InfoSearch Media, Inc. and Frank           on Form 10-KSB filed on April 2, 2005
                       Knuettel, II
      10.9             Indemnity Agreement dated December 31,             Exhibit 10.9 to InfoSearch's Annual Report
                       2004 between InfoSearch Media, Inc. and            on Form 10-KSB filed April 12, 2005
                       Louis W. Zehil
      10.10            Indemnity Agreement dated April 15, 2005           Exhibit 10.10 to InfoSearch's registration
                       between InfoSearch Media, Inc. and                 statement on Form SB-2/A (Registration
                       Martial Chaillet                                   No. 333-122814) originally filed on April
                                                                          22, 2005.
      10.11            Employment Agreement dated August 23,              Exhibit 10.1 to InfoSearch's Current Report
                       2005 between InfoSearch Media, Inc. and            on Form 8-K filed on August 26, 2005 File
                       George Lichter                                     No. 333-97385
      10.12            Amendment to Employment Agreement between          Exhibit 10.2 to InfoSearch's Current Report
                       InfoSearch Media, Inc. and Steve Lazuka            on Form 8-K filed on August 26, 2005 File
                       which was originally executed on December          No. 333-97385
                       29, 2004
      10.13            Securities Purchase Agreement dated                Exhibit 10.1 to InfoSearch's Current Report
                       November 2, 2005 between InfoSearch                on Form 8-K filed on November 7, 2005 File
                       Media, Inc. and the signatory Investors            No. 333-97385
                       thereto
      10.14            Registration Rights Agreement dated                Exhibit 10.2 to InfoSearch's Current Report
                       November 2, 2005 between InfoSearch                on Form 8-K filed on November 7, 2005 File
                       Media, Inc. and the signatory Investors            No. 333-97385
                       thereto
      10.15            Agreement and Plan of Merger and                   Exhibit 2.1 to InfoSearch's Current Report
                       Reorganization among InfoSearch Media,             on Form 8-K filed on February 27, 2006 File
                       Inc., Apollo Acquisition Corp.,                    No. 333-97385
                       Answerbag, Inc. and Joel Downs, Sunny
                       Walia and Richard Gazan dated as of
                       February 21, 2006.
      10.16            Employment Agreement dated December 16,
                       2005 between InfoSearch Media, Inc. and
                       Ning Ning Yu*
      10.17            Employment Agreement dated February 15,
                       2006 between InfoSearch Media, Inc. and
                       Joel Downs*
      10.18            Employment Agreement dated March 14, 2006
                       between InfoSearch Media, Inc. and Edan
                       Portaro*
      10.19            Consulting Agreement dated August 23, 2005
                       between InfoSearch Media, Inc. and Claudio
                       Pinkus*
      21.1             List of Subsidiaries*
      31.1             Chief Executive Officer Certification
                       pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002*
      31.2             Chief Financial Officer Certification
                       pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002*
      32.1             Chief Executive Officer and Chief
                       Financial Officer Certification pursuant
                       to Section 906 of the Sarbanes-Oxley Act
                       of 2002*