Form 10QSB
period 2006-06-30
InfoSearch Media, Inc.
filed 2006-08-21
CIK 1164327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

     |X|           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
                               -------------

     |_|           TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

                        Commission file number 000-30248
                                               ---------

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

Yes |X|               No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).

Yes |_|               No |X|

Transitional Small Business Disclosure Format (Check one):

Yes |_|               No |X|

As of June 30, 2006, 46,182,330 shares of the Small Business Issuer's common stock, $.001 par value, were issued and outstanding.

                                TABLE OF CONTENTS

                                                                                                           Page
PART I -FINANCIAL INFORMATION

         Item 1.   Unaudited Interim Financial Statements

              Consolidated Balance Sheet .............................................................      3

              Consolidated Statements of Operations ..................................................      4

              Consolidated Statements of Cash Flows ..................................................      5

              Footnotes to Consolidated Financial Statements .........................................      6

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..............................................................     21

         Item 3.   Controls and Procedures............................................................     28

PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings..................................................................     28

         Item 2.   Unregistered Sales of Equity Securities............................................     28

         Item 3.   Defaults Upon Senior Securities....................................................     29

         Item 4.   Submission of Matters to a Vote of Security Holders................................     29

         Item 5.   Other Information..................................................................     29

         Item 6.   Exhibits...........................................................................     29

SIGNATURES ...........................................................................................     32

PART I - FINANCIAL INFORMATION

Item 1: Unaudited Interim Financial Statements

                             INFOSEARCH MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                           June 30,     December 31,
                                                            2006             2005
ASSETS:
CURRENT ASSETS:
  Cash                                                  $  1,527,618    $  4,828,560
  Accounts receivable                                   $    127,329    $      4,449
  Due from related parties                              $         --    $     25,000

  Prepaid expenses and other current assets             $    337,127    $     25,000
                                                        ------------    ------------
   Total Current Assets                                 $  1,992,074    $  5,067,771

Employee advance                                        $         --    $      2,500

Content development                                     $     91,027    $    394,054

Property and equipment                                  $    210,152    $    285,021

Security deposit                                        $     37,500    $     37,500

Intangibles
                                                        $    466,025    $         --
                                                        ------------    ------------
   Total Assets                                         $  2,796,778    $  5,741,846
                                                        ============    ============
LIABILITIES and SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:

  Accounts payable                                      $    267,311    $    276,704
  Accrued bonuses                                       $     36,459    $    176,505
  Accrued expenses                                      $    433,525    $    268,645
  Liquidated damages                                    $    359,378    $         --
  Current portion capital leases                        $     33,015    $     33,004
  Deferred revenue                                      $    754,516    $  2,074,103
  Provisions for refunds payable/bad debt               $     28,798    $     44,151
                                                        ------------    ------------
   Total Current Liabilities                            $  1,913,001    $  2,873,112

Capital leases, net of current portion                  $      1,680    $     17,621

Deferred revenue                                        $         --    $    553,943

Fair value of warrant liability                         $    511,289    $  2,526,272
                                                        ------------    ------------
   Total Liabilities                                    $  2,425,970    $  5,970,948
                                                        ============    ============

SHAREHOLDERS' EQUITY:
Preferred stock, undesignated, par value $0.001
per share, 25,000,000 shares authorized; no
shares issued and outstanding;                          $         --    $         --

Common stock, $0.001 par value, authorized
200,000,000 shares; issued and outstanding 46,182,330
and 42,277,775 for 2006 and 2005, respectively          $     46,183    $     42,278

Additional Paid in Capital                              $ 10,795,098    $  6,056,291

Accumulated Deficit                                     $(10,470,473)   $ (6,327,671)
                                                        ------------    ------------
   Total Shareholders Deficit                           $    370,808    $   (229,102)

   Total Liabilities and Shareholders Deficit           $  2,796,778    $  5,741,846
                                                        ============    ============



          The accompanying notes are an integral part of the unaudited financialstatements.

                             INFOSEARCH MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                 For the Three Months Ended June 30,   For the Six Months Ended June 30,
                                     ------------    ------------    ------------    ------------
                                            2006            2005            2006             2005
                                     ------------    ------------    ------------    ------------
Net Sales                            $  1,677,218    $  2,197,041    $  4,530,783    $  3,810,734
Cost of Sales                        $    593,557    $    581,521    $  1,808,173    $    812,917
                                     ------------    ------------    ------------    ------------
Gross Profit                         $  1,083,661    $  1,615,520    $  2,722,610    $  2,997,817
Operating Expenses:
    General & Administrative         $  5,598,027    $  1,257,592    $  7,817,208    $  2,441,155
    Sales & Marketing                $    669,118    $    610,238    $  1,084,034    $  1,053,981
                                     ------------    ------------    ------------    ------------
Total Costs and Expenses             $  6,267,145    $  1,867,830    $  8,901,242    $  3,495,136
Loss from Operations                 $ (5,183,484)   $   (252,310)   $ (6,178,632)   $   (497,319)
Change in Fair Value of Warrants $      1,348,209    $         --    $  2,014,983    $         --
Other Expenses                       $    (25,000)   $         --    $    (25,000)   $         --
Interest Income                      $     15,293    $      8,926    $     47,583    $     28,343
                                     ------------    ------------    ------------    ------------
Earnings (Loss) before Taxes         $ (3,844,982)   $   (243,384)   $ (4,141,066)   $   (468,976)
Provision for Taxes                  $      1,735    $         --    $      1,735    $         --
                                     ------------    ------------    ------------    ------------
Net Earnings (Loss) for the
Period                               $ (3,846,717)   $   (243,384)   $ (4,142,801)   $   (468,976)
                                     ============    ============    ============    ============
Loss per Share - Basic and
Diluted                              $      (0.08)   $      (0.01)   $      (0.09)   $      (0.01)
                                     ============    ============    ============    ============
Weighted Average Shares
Outstanding                            46,169,256      33,851,580      45,882,067      33,834,191
                                     ============    ============    ============    ============

          The accompanying notes are an integral part of the unaudited financial statements.

                             INFOSEARCH MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               2006          2005
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                          $(4,142,801)   $  (468,976)
Adjustment to reconcile net income(loss) to net cash
  Provided by/(Used for) operating activities
  Depreciation and Amortization                                            $   429,919    $   108,083
  Stock based compensation                                                 $ 4,505,680    $   395,017
  Disposals - fixed assets                                                 $     9,462    $        --
  Change in fair value of warrants                                         $(2,014,983)   $        --

Changes in assets and liabilities:
  Accounts receivable                                                      $  (122,880)   $    45,892
  Prepaid expenses and other current assets                                $   (99,865)   $  (263,399)
  Accounts payable and accrued expenses                                    $   374,754    $   (45,376)
  Amounts refunded to customers                                            $   (15,351)   $  (470,944)
  Deferred revenue                                                         $(1,873,531)   $(1,046,806)
                                                                           -----------    -----------
Total adjustments                                                          $ 1,193,203    $(1,277,533)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                        $(2,949,597)   $(1,746,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - fixed assets                                      $   (31,632)   $  (139,703)
  Capital expenditures - content development                               $   (49,361)   $  (283,589)
  Intangible assets                                                        $  (254,420)   $        --
                                                                           -----------    -----------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                        $  (335,413)   $  (423,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of capital lease obligations                          $   (15,930)   $   (15,970)
  Gross proceeds from private placement                                    $        --    $ 3,699,868
  Employee advances                                                        $        --    $     1,000
  Gross proceeds from the sale of common stock                             $        --    $   250,000
                                                                           -----------    -----------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                        $   (15,930)   $ 3,934,898

Net Increase (Decrease) in cash                                            $(3,300,941)   $ 1,765,097

Cash - Beginning of Period                                                 $ 4,828,560    $ 1,328,958
                                                                           -----------    -----------
Cash - End of Period                                                       $ 1,527,618    $ 3,094,055
                                                                           ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                                   $     3,866    $     7,246
                                                                           ===========    ===========
  Income tax paid                                                          $     1,735    $        --
                                                                           ===========    ===========
NON-CASH SUPPLEMENTAL DISCLOSURE OF INVESTING AND
FINANCING ACTIVITIES:
  Stock issuances for acquisition of Answerbag                             $   237,031    $        --
                                                                           ===========    ===========


          The accompanying notes are an integral part of the unaudited financial statements.

                             INFOSEARCH MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED June 30, 2006
                                   (unaudited)

1.       Basis of Presentation

Certain account balances in the prior year have been reclassified to permit comparison with the current year.

The accompanying unaudited consolidated financial statements for the three months and six months ended June 30, 2006 and 2005 have been prepared by InfoSearch Media, Inc. in accordance with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission including Regulation S-B and accounting principles generally accepted in the United States ("GAAP"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and other adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such instructions, rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented clear and straightforward. For a more complete understanding of the Company's financial position, these financial statements should be read in conjunction with the audited financial statements and explanatory notes in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 23, 2006.

The results of the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Through our ContentLogic program we deliver, through sale or license agreements, branded original content for use by our client's on their web sites. Utilizing sophisticated content and keywords analytics, content developed in the ContentLogic program drives traffic to the client's website through improved search engine rankings. The ContentLogic content provides an environment engineered to stimulate a sale through the use of content highly focused on the client's products and services. We derive revenue from this program through either the sale or license of the content. While many of our small to medium sized business clients prefer the month-to-month licensing option over the purchase alternative because it provides a lower upfront cost without a long term commitment, larger firms generally prefer the outright purchase of the content. We are actively pursuing both methods. We have also initiated a Value-Added Reseller (VAR) program to extend the reach of our sales efforts, and have introduced related products, including web analytics through our partnership with Load and links through our partnership with LinkWorth. The analytics and links products are both sold on a month-to-month basis.

With the acquisition of Answerbag.com in March 2006, we have combined our ArticleInsider and Answerbag websites into our Web Properties group. Answerbag is a user-generated question and answer content website which can be found at www.answerbag.com. Questions, answers and ranking of answers on the Answerbag website are supplied by a growing community of registered users. Answerbag is in the early stages of growth and does not currently provide a significant amount of revenues for InfoSearch. However, it has grown from approximately 500,000 unique users in January 2006 to approximately 1,000,000 unique users in June 2006 and is well positioned to take advantage of the power of user-generated online content. We generate revenue through Answerbag through the deployment of Google Adsense advertisements placed on Answerbag pages, from which we receive revenue on a cost-per-click ("CPC") basis in return for delivering web visitors to Google's advertisers.

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

The Company's revenues are derived principally from the licensing or sale of unique content developed for its clients under the ContentLogic program or the sale of advertising on a CPC basis traffic to one of the websites in the Web Properties group.

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

The Company derives revenue from the websites in the Web Properties group on a CPC basis as traffic is distributed to Google Adsense advertisers. The Company has established a partnership with Google through which Google pays InfoSearch fees for clicks on advertisements sponsored by Google and displayed on the Answerbag and ArticleInsider web sites. The Company recognizes revenue associated with the Google Adsense program as reported by Google to the Company at the end of each month.

Cost of Sales

A significant portion of the Company's cost of sales is related to content developed under the ContentLogic program and management of the Answerbag.com and ArticleInsider.com websites as part of the Web Properties group.

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

For the Web Properties group, the Company has incurred minimal cost of sales associated with Answerbag. Cost of sales for Answerbag primarily result from expenses associated with the management of the Answerbag website.

Costs related to the content developed for the Company's ArticleInsider web site are capitalized. Content developed pursuant to InfoSearch's ArticleInsider product increase the value of the network and yield revenue to InfoSearch over a period of years, which led to the decision to capitalize the development costs. Through December 31, 2004, the Company's practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. However, with the ongoing management of the ArticleInsider product, it became apparent to InfoSearch management that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. It became apparent to InfoSearch management that it was not uncommon that an article would not begin drawing traffic until some number of months after it was posted on the network. With the advice of InfoSearch's previous auditors, as of January 1, 2005, to better match costs to revenues, and recognize the increased value of the network, the Company began amortizing ArticleInsider related content development costs over the expected life of thirty-six months, which resulted in an increase in the Company's gross margins. The Company continued to review this estimate during the year and determined that the estimated useful life should be reduced to two years as of December 31, 2005 and further reduced to one year for the three months ended March 31, 2006. The total value of amortized content as of June 30, 2006 was $91,027.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less. We also have restricted cash of $74,643 held at various financial institutions and online payment processing firms, which is shown in other current assets.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At June 30, 2006, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

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

Deferred Revenue

Deferred revenue primarily represents payments received from customers as deposits in advance of the delivery of content, links or analytics under the ContentLogic program. In addition, a small amount of the deferred revenue is associated with the ArticleInsider program. This deferred revenue results from payments received from customers as deposits in excess of revenue earned based on click-through activity (web site visitations) for our ArticleInsider product and will be recognized as traffic is delivered.

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

The Company adopted SFAS 123(R) using the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Consolidated Statement of Operations during the three and six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options was $1,209,030 and $1,684,276 for the three and six months ended June 30, 2006, and was recorded in the financial statements as follows:

                                           Three Months             Six Months
                                    Ended June 30, 2006    Ended June 30, 2006

Selling and marketing                        $  131,331           $  386,657
General and administration                    1,077,699            1,297,619
                                             ----------           ----------
Total share-based compensation expense for
stock options                                $1,209,030           $1,684,276
                                             ==========           ==========

As all of the stock option grants issued to employees had exercise prices above the closing price at the end of the second quarter, the Board of Directors, in an effort to maintain employee retention, approved the acceleration of vesting of stock option grants and restricted stock grants, in the amount of 964,728 shares and 953,281 shares, respectively. Grants for all employees employed as of the close of business on June 30, 2006, as well as those for Ning Ning Yu were accelerated as of June 30, 2006. This resulted in a share-based compensation expense of $1,159,949 associated with the acceleration of stock option grants and $718,790 associated with restricted stock grants. Both of these values are included in the total share-based compensation expense of $3,275,295 for the three months ended June 30, 2006.

During the three and six months ended June 30, 2005, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25. Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and loss per share would have been as follows (in thousands):

                                  Three Months       Six Months
                                         Ended            Ended
                                 June 30, 2005    June 30, 2005


Net loss, as reported                 $(243,384)   $(468,975)

Add: total stock based compensation     280,170      459,701
                                      ---------    ---------

Net loss, as adjusted                 $(523,554)   $(928,677)
                                      =========    =========

Net loss per common share

Basic and diluted, as reported        $   (0.01)   $   (0.01)
                                      =========    =========

Basic and diluted, pro forma          $   (0.02)   $   (0.03)
                                      =========    =========

The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the six months ended June 30, 2006 and 2005: expected life, five years following the grant date; stock volatility, 133.05% and 140.63%, respectively; risk-free interest rates of 4.79% and 3.94%, respectively; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience of forfeited stock options as a percent of total options granted.

A summary of the Company's stock option activity is as follows:

                                               Weighted Average    Aggregate
                                # of Shares    Exercise Price    Intrinsic Value
                                                                 ---------------

Outstanding as of December
31, 2005                           3,278,141      $   0.93

Granted                              748,500      $   0.48

Cancelled / Forfeited              1,580,790      $   0.92
                                   ---------      --------      ---------
Outstanding as of June 30,
A2006                              2,445,851      $   0.87      $       0
                                   ---------      --------      ---------
Exercisable as of June 30,
A2006                              2,445,851      $   0.87      $       0
                                   =========      ========      =========

Additional information regarding options outstanding as of June 30, 2006 is as follows:

                                               Options outstanding                   Options exercisable
                                        ----------------------------------    ----------------------------------
                                            Weighted
                                            average
                                            remaining         Weighted                               Weighted
   Range of               Number           contractual        Average             Number             Average
  exercise prices       outstanding        Life (Years)     Exercise Price      Exercisable       Exercise Price
-----------------    ---------------    ---------------    ---------------    ---------------    ---------------
$0.39                       365,000               9.76               0.39            365,000               0.39

$0.41                        31,000               9.86               0.41             31,000               0.41

$0.50                       200,000               9.61               0.50            200,000               0.50

$0.67                        82,500               9.58               0.67             82,500               0.67

$0.68                         5,000               9.47               0.68              5,000               0.68

$0.76                       262,500               8.65               0.76            262,500               0.76

$0.78                       127,941               9.34               0.78            127,941               0.78

$0.81                       155,119               7.85               0.81            155,119               0.81

$1.00                     1,216,791               7.60               1.00          1,216,791               1.00
-----------------    ---------------    ---------------    ---------------    ---------------    ---------------
Total Options             2,445,851               8.51               0.87          2,445,851               0.87
=================    ===============    ===============    ===============    ===============    ===============


At June 30, 2006, 540,208 shares (remaining balance reflects issuance of restricted stock) were available for future grants under the Stock Issuance / Stock Option Plan.

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

The significant components of the provision for income taxes for the six months ended June 30, 2006 and 2005 were $1,735 and $0, respectively, for the current state provision. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

4. Accounts Receivable

At June 30, 2006, the Company's Google partnership and customer relationship with eBay accounted for all of the Company's accounts receivable. The Company has not experienced any problem with collectibility of receivables from either firm.

5. Deferred Revenue

As of June 30, 2006 the current portion of the deferred revenue is $754,516. The Company allocates between the current portion and the long term portion based upon its historical experience and its estimate of delivery time for ContentLogic and related products and click through activity for Web Properties.

6. Net Income per Share

Net income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. For the three months ended June 30, 2006 and 2005, there were 7,075,537 and 982,000 potentially dilutive shares, respectively, which were excluded from the computation.

7. Stockholders' Deficit

The authorized capital stock currently consists of 200,000,000 shares of Common Stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share, the rights and preferences of which may be established from time to time by our Board of Directors. As of June 30, 2006, there were 46,182,330 shares of our Common Stock issued and outstanding and options exercisable, warrants exercisable or restricted stock representing 7,075,537 shares of Common Stock. No other securities, including without limitation any preferred stock, convertible securities, options, warrants, promissory notes or debentures are outstanding.

Common Stock

On November 7, 2005, the Company issued 8,359,375 shares of our common stock in a private placement transaction to fifteen (15) accredited investor for the purchase price of $0.64 per share (representing a 20% discount to the closing price of our common stock on November 2, 2005) for total proceeds of $5.35 million. In addition, the Investors received 4,179,686 warrants to purchase 4,179,686 shares of our common stock. The warrants expire on November 7, 2010 and are exercisable at a price of $0.88 per share. These securities where offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The investors were "accredited investors" as that term is defined under Regulation D. As the registration statement was not declared effective by the SEC within the timeframe set forth in the Registration Rights Agreement, the Company accrued a charge for liquidated damages and related interest of $359,378 for the six months ended June 30, 2006. The Company and investors are currently in discussions regarding the issuance of shares of common stock in lieu of cash payments.

The warrants issued to all participants in the November 7, 2005 private placement require the Company to settle the contracts by the delivery of registered shares. At the date of issuance, the Company did not have an effective registration statement related to the shares that could be issued should the warrant holders exercise the warrants. In addition, the warrant holders have the right to require that the Company settle the warrant on a net-cash basis in a fundamental transaction, regardless of the form of tender underlying the fundamental transaction. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the rights of the warrant holders to settle in cash potentially in preference to other shareholders receiving other forms of consideration, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the fair value of the warrants was calculated as of November 7, 2005 using the Black-Scholes pricing model with the following assumptions: expected life, 60 months following the grant date; stock volatility, 152.00%; risk-free interest rates of 4.5%; and no dividends during the expected term.

The fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet date and the change in fair value was included in other income on the income statement under change in FV of warrant liability. The value of the warrants on the date of the transaction and as of December 31, 2005 was $3,063,172 and $2,526,272, respectively. In addition, the fair value decreased from December 31, 2005 through June 30, 2006 by $2,014,983. The change in fair value was calculated by using the Black-Scholes pricing model with the following assumptions: expected life, 52 months as of June 30, 2006; stock volatility, 104.46%; risk-free interest rates of 5.1%; and no dividends during the expected term.

As all of the stock option grants issued to employees had exercise prices above the closing price at the end of the second quarter, the Board of Directors, in an effort to maintain employee retention, approved the acceleration of vesting of stock option grants and restricted stock grants, in the amount of 964,728 shares and 953,281 shares, respectively. Grants for all employees employed as of the close of business on June 30, 2006, as well as those for Ning Ning Yu were accelerated as of June 30, 2006. This resulted in a share-based compensation expense of $1,159,949,associated with the acceleration of stock option grants and $718,790 associated with restricted stock grants. Both of these values are included in the total share-based compensation expense of $3,275,295 for the three months ended June 30, 2006.

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

8. Related Party Transactions.

As of December 31, 2005, the Company had a loan due from Walter Lazuka, an InfoSearch stockholder, totaling $25,000. This loan was entered into with Mr. Walter Lazuka in a series of transactions from March 19, 2004 through September 16, 2004. This loan is payable on demand. As we do not expect to recover this amount, we wrote off the loan as of June 30, 2006.

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

9. Commitments and Contingencies

The Company has entered into a non-cancelable operating lease for facilities through May 31, 2009. Rental expense was $44,980 and $85,480 for the three and six months ended June 30, 2006, respectively and $38,500 and $80,128 for the three and six months ended June 30, 2005, respectively. At June 30, 2006, the future minimum lease payments for the years ending December 31 are as follows:

2006                                           $107,880
2007                                            219,540
2008                                            226,125
2009                                             95,375
                                               --------
Total Minimum Lease Payments                   $648,920
                                               --------

The Company has entered into capital leases for equipment. The leases are for 24 and 36 months and contain bargain purchase provisions so that the Company can purchase the equipment at the end of each lease. At June 30, 2006, the following sets forth the minimum future lease payments and present values of the net minimum lease payments under these capital leases for the years ending December 31 are as follows:

2006                                            $19,677
2007                                             18,633
                                                -------
Total Minimum Lease Payments                     38,310
Less: Imputed Interest                            3,615
                                                -------
Present Value of Total Minimum Lease Payments   $34,695
                                                -------

The capitalized lease payments for the six months ended June 30, 2006 and 2005 were $20,118 and $90,348, respectively.

Employment Agreements

We made an offer of employment, which may be deemed an employment agreement, to Ning Ning Yu, our Chief Technical Officer (the "Yu Employment Agreement") on December 17, 2005. The Yu Employment Agreement does not have a termination date and provides for an initial annual base salary of $160,000 and further provides for a potential target bonus equal to 35% of base salary, contingent on Ms. Yu attaining goals established by the CEO. Under the Yu Employment Agreement, Ms. Yu received options to purchase up to 200,000 shares of our common stock made available under the Plan, which shall vest monthly over three years. The Yu Employment Agreement also provides that in the event that Ms. Yu's position is eliminated or her responsibilities are materially reduced for any reason other than cause or permanent disability, she will receive severance payment equal to six months of her base salary and six months of acceleration of her unvested stock options. Ms. Yu's employment was terminated as of June 30, 2006.

We made an offer of employment, which may be deemed an employment agreement, to Joel Downs, our Vice President, Product Marketing (the "Downs Employment Agreement") on February 15, 2006. The Downs Employment Agreement does not have a termination date and provides for an initial annual base salary of $125,000 and further provides for a potential target bonus equal to 40% of base salary, contingent on Mr. Downs attaining goals established by the CEO. Under the Downs Employment Agreement, Mr. Downs received options to purchase up to 100,000 shares of our common stock made available under the Plan, which shall vest monthly over four years with a one year cliff. The Downs Employment Agreement also provides that in the event the Mr. Down's position is eliminated or his responsibilities are materially reduced within twelve months following a change in control, he will receive severance payment equal to six months of his base salary and six months of acceleration of his unvested stock options. In addition, pursuant to the Merger Agreement between InfoSearch and Answerbag, which Mr. Downs founded, Mr. Downs has agreed during his employment with the Company and for a period of three (3) years after his termination, that he will not, as an employee, agent, consultant, advisor, independent contractor, general partner, officer, director, shareholder, investor, lender or guarantor of any corporation, partnership or other entity, or in any other capacity directly or indirectly in the United States of America compete against the Company. In addition Mr. Downs further agreed that while employed by the Company and for a period of one (1) year following his termination of employment with the Company, that he will not directly or indirectly solicit or attempt to solicit away employees or consultants of the Company or Answerbag (now our wholly-owned subsidiary) for his own benefit or for the benefit of any other person or entity.

We made an offer of employment, which may be deemed an employment agreement, to Edan Portaro, our Vice President of Sales (the "Portaro Employment Agreement") on March 14, 2006. The Portaro Employment Agreement does not have a termination date and provides for an initial annual base salary of $150,000 and further provides for a potential target bonus equal to 150% of base salary, contingent on Mr. Portaro attaining goals established by the CEO. Under the Portaro Employment Agreement, Mr. Portaro received options to purchase up to 200,000 shares of our common stock made available under the Plan, which shall vest monthly over four years with a one year cliff. The Portaro Employment Agreement also provides that in the event that Mr. Portaro's position is eliminated or his responsibilities are materially reduced within six months following a change in control, he will receive severance payment equal to six months of his base salary and full acceleration of his unvested stock options. Further, the Portaro Employment Agreement provides that in the event that Mr. Portaro's position is eliminated or his responsibilities are materially reduced for any reason other than cause or permanent disability, he will receive severance payment equal to six months of his base salary and six months of acceleration of his unvested stock options.

Effective on June 30, 2006, Mr. Averill's employment with InfoSearch was terminated. Mr. Averill was the General Manager of our ContentLogic product.

Litigation

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. While we are not currently a party to any litigation, we have received a demand letter from Gemini Partners, Inc. for unpaid finder's fees and additional warrants to be granted in relation to the PIPE fundraising closed in November 2005. On July 6, 2006, we agreed to a settlement with Gemini, pursuant to which we will issue Gemini a warrant to purchase 300,000 shares of our common stock with an exercise price of $0.01 per share and Gemini will cancel its existing warrant to purchase 300,000 shares of our common stock at $1.00 and will provide a full release of all claims. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the settlement agreement and determined that they will be treated as equity. Except for this, we are not a party to any other legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The transaction closed on March 3, 2006. Under the terms of the transaction, the Company acquired 100% of the issued and outstanding capital stock of Answerbag, Inc. for $161,875 in cash and issuance of 351,902 shares of InfoSearch common stock with a market value of $161,875, based on the five day average closing price of $0.46 per share prior to the consummation of the transaction. Answerbag is a user-generated question and answer content website, which can be found at www.answerbag.com. Questions, answers and ranking of answers on the Answerbag website are supplied by a growing community of registered users. In addition, the Company incurred $27,460 in direct acquisition costs, mostly legal services.

Pursuant to the Merger Agreement, the Company will pay up to an additional $300,625 in cash and issue up to 653,533 additional shares of common stock. Based on the average closing price of $0.46 per share for the five days prior to the consummation of the transaction, the shares had a market value of $300,625. These amounts will be issued in four installments at 90, 180, 270 and 360 days after the close based on performance contingencies as detailed in the Merger Agreement, which states that the purchase price will be adjusted if Mr. Joel Downs, founder of Answerbag, terminates his employment with the Company or if average traffic volume falls below certain levels. The Company made the first contingent payment and issuance of common stock pursuant to the Merger Agreement on June 9, 2006. The amount of the payment was $75,156.25 and the Company issued 164,282 shares of common stock.

The Merger Agreement contains non-competition and non-solicitation clauses wherein Mr. Downs has agreed during his employment with the Company and for a period of three (3) years after his termination, that he will not, as an employee, agent, consultant, advisor, independent contractor, general partner, officer, director, shareholder, investor, lender or guarantor of any corporation, partnership or other entity, or in any other capacity directly or indirectly in the United States of America compete against the Company. In addition Mr. Downs further agreed that while employed by the Company and for a period of one (1) year following his termination of employment with the Company, that he will not directly or indirectly solicit or attempt to solicit away employees or consultants of the Company for Joel Downs' own benefit or for the benefit of any other person or entity. As part of the acquisition, InfoSearch acquired the website and related group of registered users, negligible amounts of fixed assets.

The results of operations of the business acquired have been included in the Company's consolidated financial statements from the date of acquisition. The Proforma table below summarizes the results of operations for the current period and a comparable prior period as though the acquisition of Answerbag had been completed at the beginning of the periods.

                          Six Months Ended June 30, 2006  Six Months Ended June 30, 2005

                            Historical      Proforma       Historical        Proforma
                          ------------    ------------    ------------    ------------
Net Revenues                 4,530,783       4,539,789       3,810,734       3,825,747
                          ============    ============    ============    ============
Net Loss                    (4,117,801)     (4,121,413)       (468,976)       (468,025)
                          ============    ============    ============    ============
Net Income per share
Basic and Diluted                (0.09)          (0.09)          (0.01)          (0.01)
                          ============    ============    ============    ============
Weighted Average shares
outstanding -
Basic                       45,882,067      45,882,067      33,834,191      33,834,191
                          ============    ============    ============    ============

The total purchase price is summarized as follows:

                      Cash consideration                   $    161,875
                      Common stock                              161,875
                      Acquisition related costs                  27,460
                                                           ------------
                      Total purchase price                 $    351,210

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

The Company's allocation of the purchase price is summarized as follows:

    Assets:
    Accounts Receivable, net                                $   14,935
    Intangible assets                                          336,275
                                                            ----------
    Total Assets                                            $  351,210

The intangible assets that the Company purchased were the Answerbag.com website, Answerbag.com trade name and the website's registered users. The Company has obtained a valuation analysis from a third party, including the purchase price allocation and determination of the useful life of the intangible assets. The valuation report concluded that there was no goodwill acquired as part of the purchase transaction. The report further concluded that the amortizable life of the acquired definite-lived intangible assets is five years.

11. Subsequent Events

On July 27, 2006, the Board of Directors approved the grant of stock options for the purchase of 149,000 shares of common stock to certain employees. Pursuant to SFAS 123(R), the grant and inception date are set as of April 5, 2006, or a later date, as determined according to the terms and conditions of the stock option grants. Such terms and conditions generally provide for a three months grace period after inception date for the onset of vesting.

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

The Company derives revenue from the websites in the Web Properties group on a CPC basis as traffic is distributed to Google Adsense advertisers. The Company has established a partnership with Google through which Google pays InfoSearch fees for clicks on advertisements sponsored by Google and displayed on the Answerbag and ArticleInsider web sites. The Company recognizes revenue associated with the Google Adsense program as reported by Google to the Company at the end of each month.

A significant portion of the Company's cost of sales is related to content developed under the ContentLogic program and management of the Answerbag.com and ArticleInsider.com websites as part of the Web Properties group.

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

For the Web Properties group, the Company has incurred minimal cost of sales associated with Answerbag. Cost of sales for Answerbag primarily result from expenses associated with the management of the Answerbag website.

Costs related to the content developed for the Company's ArticleInsider web site are capitalized. Content developed pursuant to InfoSearch's ArticleInsider product increase the value of the network and yield revenue to InfoSearch over a period of years, which led to the decision to capitalize the development costs. Through December 31, 2004, the Company's practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. However, with the ongoing management of the ArticleInsider product, it became apparent to InfoSearch management that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. It became apparent to InfoSearch management that it was not uncommon that an article would not begin drawing traffic until some number of months after it was posted on the network. With the advice of InfoSearch's previous auditors, as of January 1, 2005, to better match costs to revenues, and recognize the increased value of the network, the Company began amortizing ArticleInsider related content development costs over the expected life of thirty-six months, which resulted in an increase in the Company's gross margins. The Company continued to review this estimate during the year and determined that the estimated useful life should be reduced to two years as of December 31, 2005 and further reduced to one year for the three months ended March 31, 2006. The total value of amortized content as of June 30, 2006 was $91,027.

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

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

ContentLogic - We launched ContentLogic to provide our clients the ability to license or purchase original content created by our team of professional copywriters with expert knowledge in search. High quality content has the following three benefits to online businesses:

      1. Higher Conversion Rates. High quality content builds trust and gives people a reason to repeatedly visit a specific site. Studies show that trust is one of the most important factors people consider when making a purchase online. Repeat visitors also result in more sales.

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

Answerbag is a user-generated question and answer content website, which can be found at www.answerbag.com. Questions, answers and ranking of answers on the Answerbag website are supplied by a growing community of registered users. Answerbag is in the early stages of growth and does not currently provide a significant amount of revenues to InfoSearch. However, it has grown from approximately 500,000 unique users in January to approximately 1,000,000 unique users at June 30, 2006. Registration and use of the website is free. The growth in registered users is the result of the viral growth of the user community and we anticipate product enhancements, promotions, potential partnerships and the existing internal growth during the remainder of 2006 to facilitate the continued growth in registered users. We believe that if the number of registered users grows, the amount of revenue from Answerbag will grow more as users will click on the advertisements on the Answerbag pages. We generate revenue from Answerbag through the deployment of Google Adsense advertisements placed on Answerbag pages, from which we receive revenue on a CPC basis in return for delivering web visitors to Google's advertisers.

ArticleInsider is a collection of general informational articles focused on various business topics. Our clients sponsor a prominent link on those pages and pay on a CPC basis. In May 2005, InfoSearch began selling visitor traffic to its web sites through a bidding system wherein the traffic was allocated and sold through the Company's proprietary algorithm according to relative bid rates. Also as part of its ArticleInsider program, InfoSearch established an affiliate program during the quarter wherein the Company purchased traffic from other online advertising companies, tested the traffic with the Company's new click-fraud prevention algorithm and resold that traffic to its customers through the same bidding system. InfoSearch is no longer bringing on new customers for the ArticleInsider website and is harvesting the deferred revenues associated with this product. We continue to generate revenue from ArticleInsider through the deployment of Google Adsense advertisements placed on ArticleInsider pages, from which we receive revenue on a CPC basis in return for delivering web visitors to Google's advertisers.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

REVENUES

Revenues decreased 23.7% to $1,677,218 for the three months ended June 30, 2006 from $2,197,041 for the three months ended June 30, 2005. Revenues increased 18.9% to $4,530,783 for the six months ended June 30, 2006 compared to $3,810,734 for the six months ended June 30, 2005.

The decrease in revenue during the three months ended June 30, 2006 is due to the decline in revenue associated with the ArticleInsider program, which involved the cessation of the ArticleInsider affiliate program and depletion of the CPC deferred revenue. We no longer bring on new clients for the ArticleInsider program. Revenues for the Web Properties group for the three months ended June 30, 2006 were $105,077 versus $1,259,367 for the three months ended June 30, 2005. Revenues for the ContentLogic group for the three months ended June 30, 2006 were $1,572,141 versus $937,673 for the three months ended June 30, 2005.

The increase in revenue over the six months ended June 30, 2006 is due to increased sales and license of ContentLogic and to a lesser extent, the addition of revenues from Answerbag.com, which contributed $45,041 in revenue for the three months ended June 30, 2006. Revenues for the Web Properties group for the six months ended June 30, 2006 were $1,495,558 versus $2,280,683 for the six months ended June 30, 2005. Revenues for the ContentLogic group for the six months ended June 30, 2006 were $3,035,225 versus $1,530,051 for the six months ended June 30, 2005.

The increase in revenues, sales and licenses under the ContentLogic program in 2006 versus 2005 is attributable to an increased focus on the ContentLogic program driven by strategic changes and related alterations to the compensation plan for our sales team. These changes included restrictions on the sale of the ArticleInsider program, improved commission structures for selling the ContentLogic program and a shift towards Google Adsense on our Web Property websites.

COST OF SALES AND GROSS PROFIT

The Company had a gross profit of $1,083,661 and a gross margin of 64.6% for the three months ended June 30, 2006 versus a gross profit of $1,615,520 and a gross margin of 73.5% for the three months ended June 30, 2005. For the six months ended June 30, 2006, the Company had a gross profit of $2,722,610 and a gross margin of 60.0% versus a gross profit of $2,997,818 and a gross margin of 78.7% for the six months ended June 30, 2005.

Gross profits and margins for the Web Properties group were ($32,849) and (31.2%) for the three months ended June 30, 2006, and $574,506 and 38.4% for the six months ended June 30, 2006 versus $957,443 and 76.0% for the three months ended June 30, 2005 and $1,954,702 and 85.7% for the six months ended June 30, 2005. The deterioration of the gross margins is attributable to the amortization cost of content developed for the ArticleInsider website and the increased cost of our affiliate traffic relative to the bidded CPC rates for the ArticleInsider clients as we continued to harvest this product group's revenue. As of June 30, 2006, the deferred revenue associated with our ArticleInsider product had largely been recognized and at the same time, the higher margins expected with the Answerbag revenue have not yet had a meaningful impact.

Gross profits and margins for the ContentLogic program group were $1,116,510 and 71.0% for the three months ended June 30, 2006 and $2,148,103 and 70.8% for the six months ended June 30, 2006 versus $658,077 and 70.2% for the three months ended June 30, 2005and $1,043,116 and 68.2% for the six months ended June 30, 2005. The improvement in margins is primarily related to the increased volume of content we are producing with our existing editorial staff and the effect of the license model wherein we recognize the production costs up front, but experience revenue over a period of time.

OPERATING EXPENSES

Operating expenses consist of selling expenses and general and administrative expenses.

Selling expenses consist of costs incurred to develop and implement marketing and sales programs for the Company's products, including ContentLogic and Web Properties. These include costs associated with the marketing department participation in trade shows, media development and advertising. These selling expenses also include the costs of hiring and maintaining a sales department. These costs increased from $610,238 for the three months ended June 30, 2005 to $669,118 for the three months ended June 30, 2006 and increased from $1,053,981 for the six months ended June 30, 2005 to $1,084,034 for the six months ended June 30, 2006. The increase in expenses is attributable to increased trade show costs and a promotion campaign we initiated in March which ran through early June.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, depreciation and amortization and other overhead related costs. These costs increased from $1,257,592 for the three months ended June 30, 2005 to $5,598,028 for the three months ended June 30, 2006 including $359,378 in accrued liquidated damages expenses and $2,441,155 for the six months ended June 30, 2005 to $7,817,208 for the six months ended June 30, 2006.

This increase is attributed to the hiring of new personnel to address the regulatory requirement of being a public company, hiring of additional personnel to develop the Answerbag website, an increase in directors fees and non-cash equity compensation expenses associated with normal vesting and the acceleration of vesting on June 30, 2006 of stock option grants and restricted stock grants issued prior to the second quarter of 2006. Share-based compensation expenses for the three and six months ended June 30, 2006 were $3,275,295 and 4,505,680, respectively versus $251,937 and $395,017 share-based compensation expense for the comparable periods in 2005, respectively.

OTHER NON-OPERATING INCOME/EXPENSE

Other non-operating net income is substantially comprised of interest income received on the cash balances the Company maintains in money market accounts. Interest income, net of interest expense, was $15,293 in the three months ended June 30, 2006 as compared to $8,926 in interest income, net of interest expense, in the three months ended June 30, 2005. Interest income, net of interest expense, was $47,583 in the six months ended June 30, 2006 as compared to $28,343 in interest income, net of interest expense, in the six months ended June 30, 2005. This improvement is due to the increased cash balances following the private placement of common stock as well as higher interest rates on balances.

We also experienced an increase in non-operating income of $1,348,209 and $2,014,983 for the three and six months ended June 30, 2006 associated with the change in fair value of the warrants we issued in conjunction with the financing we completed in November 2005.

NET LOSS

Our net loss increased to $3,846,717 or $(0.08) per share in the three months ended June 30, 2006 as compared to a net loss of $243,384 or $(0.01) per share in the three months ended June 30, 2005. A decrease in our gross profit and an increase in our sales and marketing and general and administrative expenses, depreciation and amortization charges and non-cash equity compensation expenses for employees, consultants and board members was partially offset by a gain on the decline of the fair value of warrants. Non-cash equity compensation expenses were $3,275,295 for the three months ended June 30, 2006 compared to $251,937 for the comparable period in 2005. Expenses for depreciation and amortization increased to $224,745 for the three months through June 30, 2006 from $63,628 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $3,300,942 to $1,527,618 in the six months ended June 30, 2006 relative to the Company's fiscal year ending December 31, 2005. This is mainly due to a decrease of $1,873,533 in deferred revenue and a net loss of $4,142,801.

Cash used in operating activities of $2,949,599 in the six months ended June 30, 2006, consisted principally of the use of cash in the net loss of $3,846,717 and the reduction of $1,873,533 in deferred revenue, and other items enumerated below. The net loss was derived from increased operating expenses and the non-cash $2,014,983 warrant valuation income, offset primarily by non-cash charges of $4,505,680 in stock based compensation to employees and Board of Directors and $429,919 in depreciation and amortization.

Cash used in operating activities of $1,746,509 in the six months ended June 30, 2005, consisted principally of the use of cash in the net loss of $468,976. The net loss was derived from increased operating expenses, offset primarily by non-cash charges of $108,083 in depreciation and amortization and $395,017 in equity compensation. Other operating activities that used cash were $1,277,533 in the net change of current assets and current liabilities. This decrease resulted primarily from decreases in amounts refunded to customers of $470,944 and deferred revenue of $1,046,806 and increases in prepaid expenses and other current assets of $263,399.

Cash used in investing activities for periods ended June 30, 2006 and 2005, included $335,413 and $423,292, respectively, including $31,632, and $139,703 for capital expenditures-fixed assets, $49,361 and $283,589 for capital expenditures-content development and $254,420 for the 2006 purchase of Answerbag.

Cash used in financing activities for the six months ended June 30, 2006 was $15,930 resulting from principal reductions in capital leases. Cash generated from investing activities for the period ended June 30, 2005 was $3,934,898 from the Gross Proceeds from a Private Placement. Cash used in financing activities for the three months ended June 30, 2006 and 2005 was $7,959 and $8,082, respectively, for principal payments of capital lease obligations.

As of June 30, 2006, the Company had cash and cash equivalents amounting to $1,527,618, a decrease of $3,300,942 from the balance at December 31, 2005. The Company has a net working capital surplus of $79,073 at June 30, 2006.

There are no material commitments for additional capital expenditures at June 30, 2006. The continuing commitment of capital is for the existing equipment capital leases and the operating lease for the Company's offices. The capital leases have future minimum lease payments of $19,677 in 2006 and $18,632 in 2007. The operating lease for the offices has future minimum lease payments of $107,880 in 2006, $219,540 in 2007, $226,125 in 2008 and $95,375 in 2009.

While we expect the use of cash to decline in the coming quarters, we will nonetheless seek additional financing to continue dedicating the resources to both product groups necessary to maintain their growth.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. While we are not currently a party to any litigation, we received a demand letter from Gemini Partners, Inc. for unpaid finder's fees and additional warrants to be granted in relation to the PIPE fundraising closed in November 2005. On July 6, 2006, we agreed to a settlement with Gemini, pursuant to which we have issued Gemini a warrant to purchase 300,000 shares of our common stock with an exercise price of $0.01 per share and Gemini has cancelled its existing warrant to purchase 300,000 shares of our common stock at $1.00 and has provided a full release of all claims. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the settlement agreement and determined that they will be treated as equity. Except for this, we are not a party to any other legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 2. Unregistered Sales of Equity Securities

None

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this report as required by Item 601 of Regulation S-B:

                                                                              Incorporated by Reference to Filings
   Exhibit No.                         Description                                         Indicated
       2.1             Agreement and Plan of Merger and                   Exhibit 2.1 to InfoSearch's Current Report
                       Reorganization dated as of December 30,            on Form 8-K filed on January 4, 2005 File
                       2004 among TrafficLogic, Inc., MAC                 No. 333-97385
                       Worldwide, Inc. and TrafficLogic
                       Acquisition Corp.
       2.2             Split Off Agreement dated December 30,             Exhibit 2.2 to InfoSearch's Current Report
                       2004 among MAC Worldwide, Inc., Vincenzo           on Form 8-K filed on January 4, 2005 File
                       Cavallo, Anthony Cavallo, Mimi & Coco,             No. 333-97385
                       Inc. and TrafficLogic, Inc.
      3.1.1            Certificate of Incorporation                       Exhibit 3.1 to InfoSearch's Form SB-2 filed
                                                                          on July 31, 2002, File Number 333-97385)
      3.1.2            Certificate of Amendment to Certificate            Exhibit 3.1.2 to InfoSearch's Current
                       of Incorporation of MAC Worldwide, Inc.            Report on Form 8-K filed on January 4, 2005
                                                                          File No. 333-97385
      3.1.3            Certificate of Amendment to Certificate            Exhibit 3.1.3 to InfoSearch's Current
                       of Incorporation of MAC Worldwide, Inc.            Report on Form 8-K filed on January 4, 2005
                                                                          File No. 333-97385
       3.2             By laws of MAC Worldwide, Inc.                     Exhibit 3.2 to InfoSearch's Form SB-2 filed
                                                                          on July 31, 2002, File Number 333-97385
       3.3             Amended and Restated Bylaws**                      Exhibit 3.3 to InfoSearch's Form SB-2/A
                                                                          filed on March 23, 2006, File Number
                                                                          333-130173
       4.1             Form of Warrant filed in connection with           Exhibit 4.1 to InfoSearch's Current Report
                       the Securities Purchase Agreement dated            on Form 8-K filed on November 7, 2005 File
                       November 2, 2005 between InfoSearch                No. 333-97385
                       Media, Inc. and the signatory Investors
                       thereto
      10.1             Employment Agreement dated December 29,            Exhibit 10.1 to InfoSearch's Current Report
                       2004 between InfoSearch Media, Inc. and            on Form 8-K filed on January 4, 2005 File
                       Steve Lazuka                                       No. 333-97385

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

      10.16            Employment Agreement dated December 16,            Exhibit 10.16 to InfoSearch's Quarterly
                       2005 between InfoSearch Media, Inc. and            Report on Form 10-Q/A filed on July 11,
                       Ning Ning Yu                                       2006 File No. 333-7385

      10.17            Employment Agreement dated February 15,            Exhibit 10.17 to InfoSearch's Quarterly
                       2006 between InfoSearch Media, Inc. and            Report on Form 10-Q/A filed on July 11,
                       Joel Downs                                         2006 File No. 333-7385

      10.18            Employment Agreement dated March 14,               Exhibit 10.18 to InfoSearch's Quarterly
                       2006 between InfoSearch Media, Inc. and            Report on Form 10-Q/A filed on July 11,
                       Edan Portaro                                       2006 File No. 333-7385

      10.19            Consulting Agreement dated August 23,              Exhibit 10.19 to InfoSearch's Quarterly
                       2005 between InfoSearch Media, Inc. and            Report on Form 10-Q/A filed on July 11,
                       Claudio Pinkus                                     2006 File No. 333-7385

      10.20            Employment Agreement dated June 11,                Exhibit 10.20 to InfoSearch's Registration
                       2006 between InfoSearch Media, Inc. and            Statement on Form SB-2/A filed on July 12,
                       David Warthen                                      2006 File No. 333-130173

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

                                                     INFOSEARCH MEDIA, INC.

Date: August 21, 2006                                /s/ George Lichter
                                                     ---------------------------
                                                     By: George Lichter
                                                     Its:Chief Executive Officer


Date: August 21, 2006                                /s/ Frank Knuettel, II
                                                     ---------------------------
                                                     By: Frank Knuettel, II
                                                     Its:Chief Financial Officer

EXHIBIT INDEX

                                                                              Incorporated by Reference to Filings
   Exhibit No.                         Description                                         Indicated
       2.1             Agreement and Plan of Merger and                   Exhibit 2.1 to InfoSearch's Current Report
                       Reorganization dated as of December 30,            on Form 8-K filed on January 4, 2005 File
                       2004 among TrafficLogic, Inc., MAC                 No. 333-97385
                       Worldwide, Inc. and TrafficLogic
                       Acquisition Corp.
       2.2             Split Off Agreement dated December 30,             Exhibit 2.2 to InfoSearch's Current Report
                       2004 among MAC Worldwide, Inc., Vincenzo           on Form 8-K filed on January 4, 2005 File
                       Cavallo, Anthony Cavallo, Mimi & Coco,             No. 333-97385
                       Inc. and TrafficLogic, Inc.
      3.1.1            Certificate of Incorporation                       Exhibit 3.1 to InfoSearch's Form SB-2 filed
                                                                          on July 31, 2002, File Number 333-97385)
      3.1.2            Certificate of Amendment to Certificate            Exhibit 3.1.2 to InfoSearch's Current
                       of Incorporation of MAC Worldwide, Inc.            Report on Form 8-K filed on January 4, 2005
                                                                          File No. 333-97385
      3.1.3            Certificate of Amendment to Certificate            Exhibit 3.1.3 to InfoSearch's Current
                       of Incorporation of MAC Worldwide, Inc.            Report on Form 8-K filed on January 4, 2005
                                                                          File No. 333-97385
       3.2             By laws of MAC Worldwide, Inc.                     Exhibit 3.2 to InfoSearch's Form SB-2 filed
                                                                          on July 31, 2002, File Number 333-97385
       3.3             Amended and Restated Bylaws**                      Exhibit 3.3 to InfoSearch's Form SB-2/A
                                                                          filed on March 23, 2006, File Number
                                                                          333-130173
       4.1             Form of Warrant filed in connection with           Exhibit 4.1 to InfoSearch's Current Report
                       the Securities Purchase Agreement dated            on Form 8-K filed on November 7, 2005 File
                       November 2, 2005 between InfoSearch                No. 333-97385
                       Media, Inc. and the signatory Investors
                       thereto
      10.1             Employment Agreement dated December 29,            Exhibit 10.1 to InfoSearch's Current Report
                       2004 between InfoSearch Media, Inc. and            on Form 8-K filed on January 4, 2005 File
                       Steve Lazuka                                       No. 333-97385
      10.2             Engagement Agreement dated September 27,           Exhibit 10.2 to InfoSearch's Current Report
                       2004 between TrafficLogic, Inc. and CFO            on Form 8-K filed on January 4, 2005 File
                       911                                                No. 333-97385
      10.3             Lock Up Agreements between MAC Worldwide,          Exhibit 10.3 to InfoSearch's Current Report
                       Inc. and TrafficLogic, Inc. related to             on Form 8-K filed on January 4, 2005 File
                       our common stock acquired in the Merger            No. 333-97385
                       by Steve Lazuka, Charles Dargan, Kelly
                       Bakst and David Gagne
      10.4             Indemnity Agreements dated December 31,            Exhibit 10.4 to InfoSearch's Current Report
                       2004 between InfoSearch Media, Inc. and            on Form 8-K filed on January 4, 2005 File
                       Steve Lazuka, Charles Dargan and Kelly             No. 333-97385
                       Bakst
      10.5             2004 Stock Option Plan Report on Form 4            Exhibit 10.5 to InfoSearch's Current 8-K
                                                                          filed on January, 2005 File No. 333-97385
      10.6             Subscription Agreement Report on Form 4            Exhibit 10.6 to InfoSearch's Current 8-K
                                                                          filed on January, 2005 File No. 333-97385
      10.7             Employment Agreement dated March 8, 2005           Exhibit 10.1 to InfoSearch's Current Report
                       between InfoSearch Media, Inc. and Frank           on Form 8-K filed on March 14, 2005 File
                       Knuettel, II                                       No. 333-97385

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

      10.16            Employment Agreement dated December 16,            Exhibit 10.16 to InfoSearch's Quarterly
                       2005 between InfoSearch Media, Inc. and            Report on Form 10-Q/A filed on July 11,
                       Ning Ning Yu                                       2006 File No. 333-7385

      10.17            Employment Agreement dated February 15,            Exhibit 10.17 to InfoSearch's Quarterly
                       2006 between InfoSearch Media, Inc. and            Report on Form 10-Q/A filed on July 11,
                       Joel Downs                                         2006 File No. 333-7385

      10.18            Employment Agreement dated March 14,               Exhibit 10.18 to InfoSearch's Quarterly
                       2006 between InfoSearch Media, Inc. and            Report on Form 10-Q/A filed on July 11,
                       Edan Portaro                                       2006 File No. 333-7385

      10.19            Consulting Agreement dated August 23,              Exhibit 10.19 to InfoSearch's Quarterly
                       2005 between InfoSearch Media, Inc. and            Report on Form 10-Q/A filed on July 11,
                       Claudio Pinkus                                     2006 File No. 333-7385

      10.20            Employment Agreement dated June 11,                Exhibit 10.20 to InfoSearch's Registration
                       2006 between InfoSearch Media, Inc. and            Statement on Form SB-2/A filed on July 12,
                       David Warthen                                      2006 File No. 333-130173

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