Form 10QSB
period 2006-09-30
InfoSearch Media, Inc.
filed 2006-11-14
CIK 1164327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number 000-30248

INFOSEARCH MEDIA, INC.
(Exact name of Small Business Issuer as specified in its charter)

Delaware	90-0002618
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4086 Del Rey Avenue, Marina Del Rey, California 90292
(Address of principal executive offices)

(310) 437-7380
(Small Business Issuer’s telephone number)

Check whether the Small Business Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).

Yes ☐	No ☒

Transitional Small Business Disclosure Format (Check one):

Yes ☐	No ☒

As of September 30, 2006, 50,964,237 shares of the Small Business Issuer’s common stock, $.001 par value, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1: Unaudited Interim Financial Statements

INFOSEARCH MEDIA, INC.
CONSOLIDATED BALANCE SHEET

	September 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash	$417,858	$4,828,560
Accounts Receivables	$174,230	$4,449
Due from related parties	$-	$25,000
Prepaid current assets and other	$345,930	$209,762
Assets Held For Sale	$15,532	$-

Total Current Assets	$953,550	$5,067,771

Employee Advance	$-	$2,500

Content Development	$19,341	$349,054

Property and Equipment	$165,886	$285,021

Security Deposit	$37,500	$37,500

Assets Held For Sale	$902,380	$-

Total Assets	$2,078,657	$5,741,846

LIABILITY AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts Payable	$272,045	$276,704
Accrued Bonuses	$57,169	$176,505
Accrued Expenses	$235,707	$268,645
Accrued Expenses AnswerBag Acquisition	$150,312	$-
Capital Leases Current Portion	$26,357	$33,004
Deferred Revenue Current Portion	$382,110	$2,074,103
Provision for Refunds Payable/Bad Debt	$52,844	$44,151
Liabilities Held For Sale	$44,657	$-

Total Current Liabilities	$1,221,201	$2,873,112

Capital Leases, net of current portion	$-	$17,621

Deferred Revenue	$-	$553,943

Fair Value of Warrant Liability	$279,170	$2,526,272

Total Liabilities	$1,500,371	$5,970,948

Shareholder's Equity (Deficit):
Preferred Stock	$-	$-
Common Stock	$51,929	$42,278
Committed Equity	$150,312	$-
Additional Paid in Capital	$11,598,416	$6,056,291
Accumulated Deficit	$(11,222,371)	$(6,327,671)

Total Shareholder's Equity (Deficit)	$578,286	$(229,102)

Total Liabilities and Shareholders Equity (deficit)	$2,078,657	$5,741,846

The accompanying notes are an integral part of the unaudited financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net Sales	$1,618,942	$2,685,510	$6,104,684	$6,496,249

Cost of Sales	$404,171	$628,464	$2,193,712	$1,441,380

Gross Profit	$1,214,771	$2,057,046	$3,910,972	$5,054,869

Operating Expenses:

General & Administrative	$1,444,647	$1,279,901	$9,104,840	$3,733,332

Sales & Marketing	$476,611	$661,355	$1,560,645	$1,703,062

Total Costs and Expenses	$1,921,258	$1,941,256	$10,665,485	$5,436,394

Loss from Operations	$(706,487)	$115,790	$(6,754,513)	$(381,525)

Change in Fair Value of Warrants	$232,119	$-	$2,247,102	$-

Other Expenses	$-	$-	$(34,103)	$-

Interest Income/Expense	$6,454	$(2,299)	$54,038	$26,042

Earnings <Loss> from Continuing Operations before Taxes	$(467,914)	$113,491	$(4,487,476)	$(355,483)

Provision for Taxes from Continuing Operations	$7,200	$-	$23,353	$-

Net Earnings <Loss> from Continuing Operations	$(475,114)	$113,491	$(4,510,829)	$(355,483)

Loss from Discontinued Operations, net of Taxes	$(276,784)	$-	$(383,870)	$-

Net Earnings <Loss>	$(751,898)	$113,491	$(4,894,699)	$(355,483)

Loss per Share from Continuing Operations - Basic and Diluted	$(0.01)	$0.00	$(0.10)	$(0.01)

Loss per Share from Discontinued Operations - Basic and Diluted	$(0.01)	$0.00	$(0.01)	$0.00

Loss per Share - Basic and Diluted	$(0.02)	$0.00	$(0.11)	$(0.01)

Weighted Average Shares Outstanding	46,301,912	34,393,608	46,028,271	34,375,766

The accompanying notes are an integral part of the unaudited financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	YTD	9/30/2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,894,699)	$(355,483)
Adjustment from Discontinued Operations	383,870	-
Net Loss from Continuing Operations	(4,510,829)	(355,483)

Adjustment to reconcile net loss to net cash
Used in Operating Activities
Depreciation and Amortization	566,459	210,067
Equity based compensation	4,729,683	642,385
Disposals-Fixed Assets	9,396	-
Liquidated Damages	509,904	-
Change in fair value of warrants	(2,247,102)	-

Changes in assets and liabilities:
Accounts Receivable	(158,756)	104,751
Prepaid Expenses and Other Current Assets	(119,691)	(220,056)
Accounts Payable, accrued expenses and other liabilities	(6,620)	(262,076)
Amounts refunded to customers	8,694	(533,421)
Deferred Revenue	(2,245,937)	(3,035,684)
Total adjustments	1,046,030	(3,094,034)

NET CASH USED IN CONTINUING OPERATIONS	(3,464,799)	(3,449,517)
Net Loss from Discontinued Operations	(383,870)	-
Change in Operating Assets Held for Sale
from Discontinued Operations	29,125	-
Net Cash Used in Discontinued Operations	(354,744)	-
NET CASH USED IN OPERATING ACTIVITIES	(3,819,544)	(3,449,517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures - Fixed Assets	(37,640)	(150,528)
Capital Expenditures - Content development	(49,361)	(480,930)
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(87,001)	(631,458)
NET CASH USED IN DISCONTINUED INVESTING ACTIVITIES	(479,888)	0
NET CASH USED IN INVESTING ACTIVITIES	(566,889)	(631,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Capital Lease Obligations	(24,269)	(23,605)
Gross Proceeds from Private Placement	-	3,949,868
Employee Advances	-	4,000
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(24,269)	3,930,263

Net Increase (Decrease) in cash	(4,410,702)	(150,712)

Cash- Beginning of Period	$4,828,560	$1,328,958

Cash- End of Period	$417,858	$1,178,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$12,795	$10,256

Income Tax Paid	$23,353	$6,097

NON-CASH SUPPLEMENTAL DISCLOSURE OF INVESTING
AND FINANCING ACTIVITIES:
Stock Issued or Committed to be Issued for the Acquisition of Answerbag	$462,499	$-

Stock Issuances for Liquidated Damages	$509,904	$-

The accompanying notes are an integral part of the unaudited financial statements.

INFOSEARCH MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 have been prepared by InfoSearch Media, Inc. in accordance with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission including Regulation S-B and accounting principles generally accepted in the United States (“GAAP”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and other adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such instructions, rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented clear and straightforward. For a more complete understanding of the Company’s financial position, these financial statements should be read in conjunction with the audited financial statements and explanatory notes in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 23, 2006.

The results of the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

2. Organization and Nature of Operations

InfoSearch Media, Inc. (“InfoSearch”) is a Los Angeles-based developer of search marketing solutions involving online content that support the non-paid (otherwise known as organic, which refers to the search results that the search engines find on the world wide web as opposed to those listings for which companies pay for placement) search marketing initiatives of its clients. We have two primary operating groups, ContentLogic and Web Properties.

Through our ContentLogic program we deliver, through sale or license agreements, branded original content for use by our client’s on their web sites. Utilizing sophisticated content and keywords analytics, content developed in the ContentLogic program drives traffic to the client’s website through improved search engine rankings. The ContentLogic content provides an environment engineered to stimulate a sale through the use of content highly focused on the client’s products and services. We derive revenue from this program through either the sale or license of the content. While many of our small to medium sized business clients prefer the month-to-month licensing option over the purchase alternative because it provides a lower upfront cost without a long term commitment, larger firms generally prefer the outright purchase of the content. We are actively pursuing both methods. We have also initiated a Value-Added Reseller (VAR) program to extend the reach of our sales efforts, and WSI, Inc. became our first VAR during the third quarter. WSI is the largest franchisor of web development services in North America and has over 700 franchisees which are authorized to sell our ContentLogic product. Thus far, approximately 124 franchisees have registered for the program. In addition, we have introduced related products, including web analytics through our partnership with Load and advertising links through our partnership with LinkWorth, to augment our product line and future growth. The analytics and links products are both sold on a month-to-month basis.

Our Web Properties business is currently comprised of ArticleInsider.com (“ArticleInsider”). ArticleInsider is a collection of general information articles focused on various business topics. In May 2005, InfoSearch began selling visitor traffic to its websites through a bidding system wherein the traffic was allocated and sold to our advertisers through our proprietary algorithm according to relative bid rates. Also as part of its ArticleInsider program, InfoSearch established an affiliate program during the second quarter of 2005 wherein we purchased traffic from other online advertising companies, tested the traffic with our new click-fraud prevention algorithm and resold that traffic to our customers through the same bidding system. As we began experiencing declining margins on traffic we sold to our customers, we discontinued bringing on new advertising customers for ArticleInsider and wound down the ArticleInsider affiliate program. We continue to generate revenue through ArticleInsider through the deployment of Google Adsense advertisements placed on ArticleInsider pages, from which we receive revenue on a cost-per-click (“CPC”) basis in return for delivering web visitors to Google's advertisers. We have found that generating revenue through the Adsense program is more efficient and allows us to deploy our sales force to sell our ContentLogic product.

Our Web Properties group previously included Answerbag.com (“Answerbag”) which is a social question and answer website. We acquired Answerbag.com in March 2006 and incorporated the property into our Web Properties group at that time. We subsequently sold Answerbag in October 2006 and the results of operations of Answerbag, are reflected as discontinued operations as of September 30, 2006. (See Note 10.)

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

The Company’s revenues are derived principally from the licensing or sale of unique content developed for its clients under the ContentLogic program or the sale of advertising on a CPC basis to one of the websites in the Web Properties group.

For the ContentLogic program, the Company derives revenue through the licensing and sale of content to third party web site owners. Content sale revenue is recognized when the content is delivered to and accepted by the client. Revenue earned through a 12-month license agreement is treated as an installment sale and prorated revenue is recognized on a monthly basis over the life of the agreement. Clients subject to a 12-month licensing agreement have the right to continue leasing the content at the end of the term on a month-to-month basis. In late September, 2005, the Company added a month-to-month licensing program with higher fees. Revenue earned under month-to-month licensing agreements is recognized on a monthly basis. As part of the ContentLogic program, the Company also earns revenue from web analytics and advertising link sales. Revenue earned from these services is recognized on a monthly basis pursuant to a month-to-month license agreement. Client deposits received in advance of work being completed for such services are deferred by creation of a revenue liability account entry until the revenue is recognized.

The Company derives revenue from the ArticleInsider website in the Web Properties group on a CPC basis as traffic is distributed to Google Adsense advertisers. The Company has established a partnership with Google through which Google pays InfoSearch fees for clicks on advertisements sponsored by Google and displayed on the Answerbag and ArticleInsider web sites. The Company recognizes revenue associated with the Google Adsense program as reported by Google to the Company at the end of each month.

Cost of Sales

A significant portion of the Company’s cost of sales is related to content developed under the ContentLogic program and for the ArticleInsider.com website as part of the Web Properties group.

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

Content developed pursuant to InfoSearch’s ArticleInsider product increase the value of the network and yield revenue to InfoSearch over a period of years, which led to the decision to capitalize the development costs. Through December 31, 2004, the Company’s practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. However, with the ongoing management of the ArticleInsider product, it became apparent to InfoSearch management that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. It became apparent to InfoSearch management that it was not uncommon that an article would not begin drawing traffic until some number of months after it was posted on the network. With the advice of InfoSearch’s previous auditors, as of January 1, 2005, to better match costs to revenues, and recognize the increased value of the network, the Company began amortizing ArticleInsider related content development costs over the expected life of thirty-six months, which resulted in an increase in the Company’s gross margins. The Company continued to review this estimate during the year and determined that the estimated useful life should be reduced to two years as of December 31, 2005 and further reduced to one year for the three months ended March 31, 2006. InfoSearch is no longer developing new content for the ArticleInsider website, a practice which was discontinued in 2005. The total value of unamortized content as of September 30, 2006 was $19,341.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less. We also have restricted cash of $44,302 held at various financial institutions and online payment processing firms, which is shown in other current assets.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At September 30, 2006, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

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

Long-Lived Assets

Property and equipment is stated at cost and depreciation is provided for by the straight-line method over the related assets’ estimated economic lives ranging from three to five years. Amortization of leasehold improvements is provided for by the straight-line method over the lesser of the estimated economic useful lives or the lease term. Property under capital leases is amortized over the lease terms and included in depreciation and amortization expense.

Deferred Revenue

Deferred revenue primarily represents payments received from customers as deposits in advance of the delivery of content, links or analytics under the ContentLogic program. In addition, a small remaining amount of the deferred revenue is associated with the ArticleInsider program. This deferred revenue results from payments received from customers as deposits in excess of revenue earned based on click-through activity (web site visitations) for our ArticleInsider product and will be recognized as traffic is delivered.

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

The Company adopted SFAS 123(R) using the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations during the three and nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options was $105,784 and $1,790,060 for the three and nine months ended September 30, 2006, and was recorded in the financial statements as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Selling and marketing	$64,783	$451,440
General and administration	41,001	1,388,620
Total share-based compensation expense for stock options	$105,784	$1,790,060

As all of the stock option grants issued to employees prior to June 30, 2006 had exercise prices above the closing price at the end of the second quarter, the Board of Directors, in an effort to maintain employee retention, approved the acceleration of vesting of stock option grants and restricted stock grants, in the amount of 1,360,728 shares and 953,281 shares, respectively. Grants for all employees employed as of the close of business on June 30, 2006, as well as those for Ning Ning Yu, were accelerated as of June 30, 2006. This resulted in a share-based compensation expense of $1,262,666 associated with the acceleration of stock option grants and $718,790 associated with restricted stock grants. Both of these values are included in the total share-based compensation expense of $4,729,683 for the nine months ended September 30, 2006.

During the three and nine months ended September 30, 2005, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25.  Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net gain / loss, as reported	$113,491	$(355,483)
Add: total stock based compensation	68,929	528,630
Net gain / loss, as adjusted	$44,562	$(884,113)

Net gain / loss per common share
Basic and diluted, as reported	$0.00	$(0.01)
Basic and diluted, pro forma	$0.00	$(0.03)

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the nine months ended September 30, 2006 and 2005:  expected life, five years following the grant date; stock volatility, 109.89% and 122.12%, respectively; risk-free interest rates of 4.59% and 4.18%, respectively; and no dividends during the expected term.   As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience of forfeited stock options as a percent of total options granted.

A summary of the Company’s stock option activity is as follows:

	# of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	3,278,141	$0.93
Granted	1,400,000	$0.41
Cancelled / Forfeited	2,065,036	$0.80
Outstanding as of September 30, 2006	2,613,105	$0.85	$0.00
Exercisable as of September 30, 2006	2,013,980	$0.89	$0.00

Additional information regarding options outstanding as of September 30, 2006 is as follows:

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14	580,000	10.0	0.14	37,375	0.14
$0.22	56,500	9.82	0.22	0	0.22
$0.39	340,000	9.51	0.39	340,000	0.39
$0.41	26,000	9.61	0.41	26,000	0.41
$0.67	82,500	9.33	0.67	82,500	0.67
$0.68	5,000	9.22	0.68	5,000	0.68
$0.76	262,500	8.40	0.76	262,500	0.76
$0.78	70,000	9.09	0.78	70,000	0.78
$0.81	104,449	7.60	0.81	104,449	0.81
$1.00	1,086,156	7.35	1.00	1,086,156	1.00
Total Options	2,613,105	8.67	0.85	2,013,980	0.89

At September 30, 2006, 539,812 shares (remaining balance reflects issuance of restricted stock) were available for future grants under the Stock Issuance / Stock Option Plan.

As of September 30, 2006, the total compensation related to non-vested awards yet to be expensed was $71,875 to be recognized over a weighted average period of 2.74 years.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

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

The significant components of the provision for income taxes for the nine months ended September 30, 2006 and 2005 were $23,353 and $0, respectively, for the current state provision. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 No. applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact SFAS 157 may have on our financial condition or results of operations.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact SAB 108 may have to our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s accounting for Defined Benefit Pension and Other Post Retirement Plans”. SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the effect that the application of SFAS No. 158 will have on its results of operations and financial condition.

4. Accounts Receivable

At September 30, 2006, the Company’s Google partnership, and customer relationships including eBay, and Demand Media, LLC accounted for the Company’s accounts receivable. The Company has not experienced any problem with collectibility of receivables.

5.  Deferred Revenue

As of September 30, 2006 the current portion of the deferred revenue is $382,110. The Company allocates between the current portion and the long term portion based upon its historical experience and its estimate of delivery time for ContentLogic and related products and click through activity for Web Properties.

6. Net Income per Share

Net income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. For the three months ended September 30, 2006 and 2005, there were 7,005,095 and 2,364,920 potentially dilutive shares, respectively, which were excluded from the computation.

7. Shareholders’ Equity (Deficit)

The authorized capital stock currently consists of 200,000,000 shares of Common Stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share, the rights and preferences of which may be established from time to time by our Board of Directors. As of September 30, 2006, there were 50,964,237 shares of our Common Stock issued and outstanding and options exercisable, warrants exercisable or restricted stock representing 7,005,095 shares of Common Stock. No other securities, including without limitation any preferred stock, convertible securities, options, warrants, promissory notes or debentures are outstanding.

Warrants

On November 7, 2005, the Company issued 8,359,375 shares of our common stock in a private placement transaction to fifteen (15) accredited investor for the purchase price of $0.64 per share (representing a 20% discount to the closing price of our common stock on November 2, 2005) for total proceeds of $5.35 million. In addition, the Investors received 4,179,686 warrants to purchase 4,179,686 shares of our common stock. The warrants expire on November 7, 2010 and are exercisable at a price of $0.88 per share. These securities were offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated there under. The investors were “accredited investors” as that term is defined under Regulation D. As the registration statement was not declared effective by the SEC within the timeframe set forth in the Registration Rights Agreement, the Company accrued a charge for liquidated damages and related interest of $509,904 for the nine months ended September 30, 2006. In August 22, 2006 the investors agreed to accept 4,306,613 shares of the Company’s common stock in exchange for extinguishment of this liability. The number of shares issued in exchange for the liquidated damages was determined based on a discount to the average of the Company’s stock price for the five days preceding the First Issuance Date, which is the date three days following receipt of the minimum two-thirds majority necessary to amend the Registration Rights Agreement. These shares were issued to the investors on October 4, 2006, and are recorded as equity as of September 30, 2006.

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

The fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet date and the change in fair value was included in other income on the income statement under change in fair value of warrant liability. The value of the warrants on the date of the transaction and as of December 31, 2005 was $3,063,172 and $2,526,272, respectively. In addition, the fair value decreased from December 31, 2005 through September 30, 2006 by $2,247,102. The change in fair value was calculated by using the Black-Scholes pricing model with the following assumptions: expected life, 49 months as of September 30, 2006; stock volatility, 109.89%; risk-free interest rates of 4.6%; and no dividends during the expected term.

As all of the stock option grants issued to employees prior to June 30, 2006 had exercise prices above the closing price at the end of the second quarter, the Board of Directors, in an effort to maintain employee retention, approved the acceleration of vesting of stock option grants and restricted stock grants, in the amount of 1,360,728 shares and 953,281 shares, respectively. Grants for all employees employed as of the close of business on June 30, 2006, as well as those for Ning Ning Yu were accelerated as of June 30, 2006. This resulted in a share-based compensation expense of $1,262,666, associated with the acceleration of stock option grants and $718,790 associated with restricted stock grants. Both of these values are included in the total share-based compensation expense of $4,729,683 for the nine months ended September 30, 2006.

The Company received a demand letter from Gemini Partners, Inc. for unpaid finder’s fees and additional warrants to be granted in relation to the PIPE fundraising closed in November 2005. On July 6, 2006, we agreed to a settlement with Gemini, pursuant to which we issued to Gemini a warrant to purchase 300,000 shares of our common stock with an exercise price of $0.01 per share and Gemini cancelled its existing warrant to purchase 300,000 shares of our common stock at $1.00 and provided a full release of all claims. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the settlement agreement and determined that they will be treated as equity.

Also on July 6, 2006, the Company entered into an agreement with GP Partners for professional services in exchange for warrants to purchase shares of our common stock with an exercise price of $.01 per share. Warrants for 20,000 shares of our common stock were issued on August 6, 2006 and September 6, 2006 for a total of 40,000, and on October 6, 2006 warrants for an additional 20,000 shares of our common stock were issued. On October 19, 2006 we issued a cancellation notice to GP Partners for breach of contract, which pursuant to the terms of the agreement, was effective five days from the cancellation notice. Depending upon the final determination of the date that the breach was deemed to occur, we may be obligated to provide an additional warrant for 12,000 shares of our common stock for the period from October 6, 2006 through October 24, 2006. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the agreement and determined that they will be treated as equity.

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

8. Related Party Transactions.

We have entered into a 12-month consulting agreement with Claudio Pinkus, a member of our Board of Directors (“the Pinkus Consulting Agreement”). The Pinkus Consulting Agreement provides for an annual consulting fee of $100,000 to be paid in semi-monthly payments. The Pinkus Consulting Agreement also provides for a quarterly bonus payment of up to $25,000 for each quarter, as determined by the Company’s Board of Directors. The Pinkus Consulting Agreement expired on August 23, 2006.

Mr. Pinkus was also granted 1,350,000 shares of restricted stock, of which 450,000 shares vested on January 4, 2006, 300,000 shares vested on February 23, 2006 and 300,000 shares vested on April 23, 2006, On June 30, 2006 full vesting of the remaining 300,000 shares of restricted stock was granted in conjunction with the accelerated vesting of all stock or stock grants then outstanding

9. Commitments and Contingencies

The Company has entered into a non-cancelable operating lease for facilities through May 31, 2009. Rental expense was $53,940 and $139,420 for the three and nine months ended September 30, 2006, respectively, and $40,814 and $120,943 for the three and nine months ended September 30, 2005, respectively. At September 30, 2006, the future minimum lease payments for the years ending December 31 are as follows:

2006	$53,940
2007	219,540
2008	226,125
2009	95,375
Total Minimum Lease Payments	$594,980

The Company has entered into capital leases for equipment. The leases are for 24 and 36 months and contain bargain purchase provisions so that the Company can purchase the equipment at the end of each lease. At September 30, 2006, the following sets forth the minimum future lease payments and present values of the net minimum lease payments under these capital leases for the years ending December 31 are as follows:

2006	$9,838
2007	18,633
Total Minimum Lease Payments	28,471
Less: Imputed Interest	2,114
Present Value of Total Minimum Lease Payments	$26,357

The capital lease payments for the nine months ended September 30, 2006 and 2005 were $29,956 and $34,128, respectively.

Employment Agreements

We made an offer of employment, which may be deemed an employment agreement, to David Warthen, our Chief Technical Officer (the “Warthen Employment Agreement”) on July 1, 2006. The Warthen Employment Agreement does not have a termination date and provides for an initial annual base salary of $180,000 and further provides for a potential target bonus equal to 40% of base salary, contingent on Mr. Warthen attaining goals established by the CEO. Under the Warthen Employment Agreement, Mr. Warthen received options to purchase up to 400,000 shares of our common stock made available under the Plan, which shall vest monthly over three years. The Warthen Employment Agreement also provides for the compensation to be paid in either cash or common stock of the Company.

Effective on June 30, 2006, Ms. Yu’s and Mr. Averill’s employments with InfoSearch were terminated. Ms. Yu was our Chief Technical Officer and Mr. Averill was the General Manager of our ContentLogic product.

Litigation

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business We are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Income taxes

Prior to 2004, the Company reported its income and deductions utilizing the cash method of accounting for Federal income tax purposes.  Accordingly, certain items of income and expense were recognized in different years for income tax purposes than they were for financial statement purposes.  Effective, January 1, 2004, the Company, under procedures established by the Internal Revenue Service (“IRS”), changed its method of accounting from the cash method to the accrual method.  Simultaneously, the Company filed to defer the recognition of income on its deferred revenue.  The Company is not assured that the IRS will agree to allow the Company to defer such recognition.  If the IRS does not permit the deferral, the Company could be liable for $450,000 in current income taxes for the year ended December 31, 2004.

10. Answerbag

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

Per the Agreement, the Company will pay up to an additional $300,625 in cash and issue up to 653,533 additional shares of common stock having a market value, based on the five day average closing price of $0.46 per share prior to the consummation of the transaction, of $300,625. These amounts will be issued in four installments at 90, 180, 270 and 360 days after the close based on performance contingencies as detailed in the Merger Agreement, which states that the purchase price will be adjusted if Mr. Joel Downs, founder of Answerbag, terminates his employment with the Company or if average traffic volume falls below certain levels. The Company has made the first two contingent payments aggregating $150,313 pursuant to the agreement, one half on June 9, 2006 and September 12, 2006 and issued our common stock aggregating 328,564 shares, one half on June 9, 2006 and September 7, 2006.

The total purchase price is summarized as follows:

Cash consideration	$161,875
Common stock	161,875
Acquisition related costs	27,460
Total purchase price	$351,210

The Company’s allocation of the purchase price is summarized as follows:

Assets:
Accounts Receivable, net	$14,935
Intangible assets	336,275
Total Assets	$351,210

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

As a result of the sale of Answerbag to Demand Media, LLC, the performance contingencies no longer apply. As a result of the elimination of the performance contingencies, the obligation of the Company to make the two remaining payments is no longer contingent. The Company has accrued the liability for the remaining two cash payments totaling $150,312 and for the issuance of 328,564 shares of common stock originally valued at $150,312.

Discontinued Operations of Answerbag

Due to the rise in competition and the considerable investment that would be needed to bring Answerbag to fruition, the Board of Directors approved the sale of Answerbag on September 30, 2006. On October 2, 2006, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets of Answerbag.com to Demand Answers, Inc. and its parent, Demand Media, Inc. in exchange for cash proceeds of $3,000,000. Of this amount, $300,000 was deposited into escrow for a period of up to twelve months pending any unknown contingent liabilities.

In conjunction with the agreement, Demand Media also received a warrant to purchase 5,000,000 shares of the Company's common stock at an exercise price of $0.155. The exercise price of the warrant was determined by calculating the average of the closing price of the Company’s common stock from the average of the ten day period from September 12 to September 21, 2006 and the average of the ten day period from October 3 to October 16, 2006. Pursuant to the Asset Purchase Agreement, Demand Media also received the right to appoint one member to the board of directors of the Company. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the agreement and determined that they will be treated as equity. The Company shall file a Registration Statement for the warrant, and at such time that the Registration Statement becomes effective, an updated analysis of ETIF 00-19 will be performed to determine the appropriateness of treating the warrant as equity.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the Company is accounting for the operations of Answerbag as a discontinued operation. The results of operations of Answerbag are reflected as discontinued operations for the three and nine months ended September 30, 2006.

The net assets of Answerbag as of September 30, 2006 are summarized below.

Accounts Receivables	$4,508
Due from InfoSearch Media	$11,024
Total Currrent Assets Held for Sale	$15,532

Property and Equipment, net of accumulated depreciation	$13,365
Intangibles, net of accumulated amortization	$889,015
Total Noncurrrent Assets Held for Sale	$902,380

Accounts Payable	$15,000
Accrued Expenses	$29,657
Total Currrent Liabilities Held for Sale	$44,657

Net Assets Held for Sale	$873,255

The Revenues and Net Loss of Answerbag as of September 30, 2006 are summarized below.

	Three Months Ended	Nine Months Ended

Revenues	$13,963	$59,005

Pretax Loss	$(276,784)	$(383,870)

Income Tax Benefit	$-	$-

Net Loss from Discontinued Operations	$(276,784)	$(383,870)

Demand Media also agreed to purchase content from the Company for a total consideration of $2,000,000. The purchase price for existing content will be paid in two installments totaling $200,000 within five days of October 4, 2006 and the amount related to new, original content will be paid in equal installments of $300,000 to be paid quarterly over six consecutive quarters, beginning October 1, 2006. In addition, Demand Media issued warrants to the Company to purchase 125,000 shares of Series C Preferred Stock of Demand Media, which preferred stock represents less than one-tenth of a percent of the outstanding capital stock of Demand Media.

Upon the close of the transaction with Demand Media, Inc., InfoSearch received initial payments of $3,200,000.

11. Subsequent Events

On October 31, 2006, InfoSearch granted employees 20,000 options under terms and conditions of the Company’s stock option plan. The options granted strike price is the fair market value of the Company’s common stock on the date of the grant, $0.23, stock volatility of 110.52%, risk-free rate of 4.69% yielding a total cost of $3,714.

On November 1, 2006, InfoSearch sent notice to Steve Lazuka, the Company’s Chief Strategy Officer, that the Company did not intend to renew Mr. Lazuka’s contract, set to expire on December 31, 2006. InfoSearch and Mr. Lazuka agreed to negotiate in good faith to enter into a new agreement whereby the Company would pay Mr. Lazuka $120,000 per annum and Mr. Lazuka would perform certain services for InfoSearch.

On November 3, 2006, InfoSearch and George Lichter, our President and CEO, entered into an amendment of Mr. Lichter’s employment agreement dated as of January 4, 2006, providing for an increase in the base compensation to $250,000 per annum.

On November 9, 2006, Martial Chaillet, a member of the Company’s Board of Directors resigned. InfoSearch will be issuing an 8-K on or before November 15, 2006 with any additional information.

Item 2: Management’s Discussion and Analysis of Operations and Financial Condition

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934. These forward-looking statements are based largely on our current expectations and projections as they relate to our future results, prospects, developments, and business strategies. These forward-looking statements may be identified by the use of terms and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimate”, “predict”, “target”, “may”, “could”, “will” and variations of these terms including references to assumptions. These forward-looking statements are subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in thee forward-looking statements. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. The following discussion should be read in conjunction with the attached financial statements and notes thereto. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove to be incorrect, our actual results may vary materially from those expected or projected. We assume no obligation to update the matters discussed in this report except as required by applicable law or regulation.

CRITICAL ACCOUNTING POLICIES

The Company described its critical accounting policies in Note 2, “Summary of Significant Accounting Policies” of the Notes to the Financial Statements for the Years Ended December 31, 2005 and 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 23, 2006. The critical accounting policies are those that are most important to the portrayal of the financial condition and results of operations, and require management’s significant judgments and estimates. The application of such critical accounting policies fairly depicts the financial condition and results of operations for all periods presented.

Revenues from ContentLogic and Web Properties are derived principally from the licensing or sale of unique content developed for its clients under the ContentLogic program or the sale on a cost-per-click (“CPC”) basis of advertising traffic to the ArticleInsider website.

The Company derives revenue through the licensing and sale of content in the ContentLogic program. If a client deposit is received in advance of work being completed, a deferred revenue liability account entry is created until the revenue is recognized. Content sale revenue is recognized when the content is delivered to and accepted by the client. Revenue earned through a 12-month license agreement is treated as an installment sale and prorated revenue is recognized on a monthly basis over the life of the agreement. Clients subject to a 12-month licensing agreement have the right to continue leasing the content at the end of the term on a month-to-month basis. In late September, 2005, the Company added a month-to-month licensing program with higher fees. Revenue earned under month-to-month licensing agreements is recognized on a monthly basis. As part of the ContentLogic program, the Company also earns revenue from web analytics and advertising link sales. Revenue earned from these services is recognized on a monthly basis pursuant to a month-to-month license agreement. Client deposits received in advance of work being completed for such services are deferred by creation of a revenue liability account entry until the revenue is recognized.

The Company derives revenue from the ArticleInsider website on a CPC basis as traffic is distributed to Google Adsense advertisers. The Company has established a partnership with Google through which Google pays InfoSearch fees for clicks on advertisements sponsored by Google and displayed on the Answerbag and ArticleInsider web sites. The Company recognizes revenue associated with the Google Adsense program as reported by Google to the Company at the end of each month.

A significant portion of the Company’s cost of sales is related to content developed under the ContentLogic program and amortization of content creation costs associated with the articles on the ArticleInsider.com website.

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

Content developed pursuant to InfoSearch’s ArticleInsider product increase the value of the network and yield revenue to InfoSearch over a period of years, which led to the decision to capitalize the development costs. Through December 31, 2004, the Company’s practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. However, with the ongoing management of the ArticleInsider product, it became apparent to InfoSearch management that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. It became apparent to InfoSearch management that it was not uncommon that an article would not begin drawing traffic until some number of months after it was posted on the network. With the advice of InfoSearch’s previous auditors, as of January 1, 2005, to better match costs to revenues, and recognize the increased value of the network, the Company began amortizing ArticleInsider related content development costs over the expected life of thirty-six months, which resulted in an increase in the Company’s gross margins. The Company continued to review this estimate during the year and determined that the estimated useful life should be reduced to two years as of December 31, 2005 and further reduced to one year for the three months ended March 31, 2006. InfoSearch is no longer developing new content for the ArticleInsider website, a practice which was discontinued in 2005. The total value of unamortized content as of September 30, 2006 was $19,341.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. InfoSearch will implement SFAS No. 154 in its fiscal year beginning January 1, 2006. We are currently evaluating the impact of this new standard but believe that it will not have a material impact on InfoSearch’s financial position, results of operations, or cash flows.

APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. InfoSearch is currently evaluating the impact this new Standard but believes that it will not have a material impact on InfoSearch’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact SFAS 157 may have on our financial condition or results of operations.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact SAB 108 may have to our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s accounting for Defined Benefit Pension and Other Post Retirement Plans”. SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the effect that the application of SFAS No. 158 will have on its results of operations and financial condition.

PLAN OF OPERATION

InfoSearch Media, Inc. (“InfoSearch”) is a Los Angeles-based developer of search marketing solutions involving online content that support the non-paid (otherwise known as organic, which refers to the search results that the search engines find on the world wide web as opposed to those listings for which companies pay for placement) search marketing initiatives of its clients. We have two primary revenue producing programs, ContentLogic and Web Properties.

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

3.
Free Search Engine Traffic. The goal in utilizing content about the topics for which people are searching is to drive more non-paid traffic to the clients’ websites as a result of higher rankings in the search engine results.

Web Properties - We currently operate one content-based web site, ArticleInsider, through which we distribute traffic to advertisers.

ArticleInsider is a collection of general informational articles focused on various business topics. Our clients sponsor a prominent link on those pages and pay on a CPC basis. In May 2005, InfoSearch began selling visitor traffic to its web sites through a bidding system wherein the traffic was allocated and sold through the Company’s proprietary algorithm according to relative bid rates. Also as part of its ArticleInsider program, InfoSearch established an affiliate program during the quarter wherein the Company purchased traffic from other online advertising companies, tested the traffic with the Company’s new click-fraud prevention algorithm and resold that traffic to its customers through the same bidding system. InfoSearch is no longer bringing on new customers for the ArticleInsider website and is harvesting the deferred revenues associated with this product. We continue to generate revenue from ArticleInsider through the deployment of Google Adsense advertisements placed on ArticleInsider pages, from which we receive revenue on a CPC basis in return for delivering web visitors to Google’s advertisers. In order to generate additional revenue from the ArticleInsider pages, we would be required to increase the number of users that click on the ArticleInsider pages.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

REVENUES

Revenues decreased 39.7% to $1,618,942 for the three months ended September 30, 2006 from $2,685,510 for the three months ended September 30, 2005. Revenues decreased 6.0% to $6,104,684 for the nine months ended September 30, 2006 compared to $6,496,249 for the nine months ended September 30, 2005.

The decrease in revenue during the three months ended September 30, 2006 is due to the decline in revenue associated with the ArticleInsider program, which involved the cessation of the ArticleInsider affiliate program and depletion of the CPC deferred revenue. We no longer bring on new clients for the ArticleInsider program. Revenues for the Web Properties group for the three months ended September 30, 2006 were $81,515 versus $1,727,913 for the three months ended September 30, 2005. Revenues for the ContentLogic group for the three months ended September 30, 2006 were $1,551,391 versus $957,597 for the three months ended September 30, 2005.

The revenue mix over the nine months ended September 30, 2006 shifted due to increased sales and license of ContentLogic. Revenues for the Web Properties group for the nine months ended September 30, 2006 were $1,532,032 versus $4,008,596 for the nine months ended September 30, 2005. Revenues for the ContentLogic group for the nine months ended September 30, 2006 were $4,631,657 versus $2,487,649 for the nine months ended September 30, 2005.

The increase in revenues, sales and licenses under the ContentLogic program in 2006 versus 2005 is attributable to growing demand for online content and an increased focus on the ContentLogic program driven by strategic changes and related alterations to the compensation plan for our sales team. These changes included restrictions on the sale of the ArticleInsider program, improved commission structures for selling the ContentLogic program and a shift towards Google Adsense on our Web Property websites.

COST OF SALES AND GROSS PROFIT

The Company had a gross profit of $1,214,771 and a gross margin of 75.0% for the three months ended September 30, 2006 versus a gross profit of $2,057,046 and a gross margin of 76.6% for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the Company had a gross profit of $3,910,972 and a gross margin of 64.1% versus a gross profit of $5,054,869 and a gross margin of 77.8% for the nine months ended September 30, 2005.

Gross profits and margins for the Web Properties group were $30,048 and 36.9% for the three months ended September 30, 2006, and $563,322 and 38.6% for the nine months ended September 30, 2006 versus $1,342,367 and 77.7% for the three months ended September 30, 2005 and $3,363,787 and 83.9% for the nine months ended September 30, 2005. The deterioration of the gross margins is attributable to the amortization cost of content developed for the ArticleInsider website and the increased cost of our affiliate traffic relative to the bided CPC rates for the ArticleInsider clients as we continued to harvest this product group’s revenue. As of September 30, 2006, the deferred revenue associated with our ArticleInsider product had largely been recognized.

Gross profits and margins for the ContentLogic program group were $1,180,770 and 76.1% for the three months ended September 30, 2006 and $3,372,832 and 72.8% for the nine months ended September 30, 2006 versus $613,492 and 64.1% for the three months ended September 30, 2005 and $1,589,889 and 64.1% for the nine months ended September 30, 2005. The improvement in margins is primarily related to the increased volume of content we are producing with our existing editorial staff and the effect of the license model wherein we recognize the production costs up front, but experience revenue over a period of time.

OPERATING EXPENSES

Operating expenses consist of selling expenses and general and administrative expenses.

Selling expenses consist of costs primarily incurred to develop and implement marketing and sales programs for the Company’s ContentLogic product. These include costs associated with the marketing department participation in trade shows, media development and advertising. These selling expenses also include the costs of hiring and maintaining a sales department. These costs decreased from $661,355 for the three months ended September 30, 2005 to $476,611 for the three months ended September 30, 2006 and decreased from $1,703,062 for the nine months ended September 30, 2005 to $1,560,645 for the nine months ended September 30, 2006. The decrease in expenses is attributable to lower employee costs, lower trade show participation and reduced advertising expenses.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, depreciation and amortization and other overhead related costs. These costs increased from $1,279,901 for the three months ended September 30, 2005 to $1,444,647 for the three months ended September 30, 2006 and $3,733,332 for the nine months ended September 30, 2005 to $9,104,840 for the nine months ended September 30, 2006.

This increase is attributed to the hiring of new personnel to address the regulatory requirement of being a public company, liquidated damages associated with the November 7, 2005 private placement, an increase in directors fees and non-cash equity compensation expenses associated with normal vesting and the acceleration of vesting on June 30, 2006 of stock option grants and restricted stock grants issued prior to the second quarter of 2006. Share-based compensation expenses for the three and nine months ended September 30, 2006 were $66,379 and $4,569,370, respectively versus $247,368 and $642,385 share-based compensation expense for the comparable periods in 2005, respectively. For the nine months ended September 30, 2006 and 2005 compensation costs were $1,918,354 and $1,217,976, professional fees were $773,598 and $437,458, and liquidated damages were $509,904 and $0, respectively.

OTHER NON-OPERATING INCOME/EXPENSE

Other non-operating net income is substantially comprised of interest income received on the cash balances the Company maintains in money market accounts. Interest income, net of interest expense, was $6,454 in the three months ended September 30, 2006 as compared to ($2,299) in interest income, net of interest expense, in the three months ended September 30, 2005. Interest income, net of interest expense, was $54,038 in the nine months ended September 30, 2006 as compared to $26,042 in interest income, net of interest expense, in the nine months ended September 30, 2005. This improvement is due to the increased cash balances following the private placement of common stock as well as higher interest rates on balances.

We also experienced non-operating income of $232,119 and $2,247,102 for the three and nine months ended September 30, 2006 associated with the change in fair value of the warrants we issued in conjunction with the financing we completed in November 2005.

Other expenses were $34,103 in the nine months ended September 30, 2006 reflecting the writeoff of $25,000 loan to Walter Lazuka and a loss of $9,103 on fixed asset dispositions.

Net losses from discontinued operations, resulting from Answerbag.com, were $276,784 and $383,870 for the three and nine months ended September 30, 2006, respectively. This included revenue of $13,963 and $59,005, primarily from the Google Adsense relationships, and expenses of $238,342 and $332,751 in compensation and $27,945 and $53,372 in intangible amortization costs, for the three and nine months ended September 30, 2006, respectively.

NET LOSS

Our net loss increased to $751,898 or $0.02 per share in the three months ended September 30, 2006 as compared to net income of $113,491 or $0.00 per share in the three months ended September 30, 2005. A decrease in our gross profit and an increase in our general and administrative expenses, was partially offset by a decrease in sales and marketing expenses and a gain on the decline of the fair value of warrants.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $4,410,702 to $417,858 in the nine months ended September 30, 2006 relative to the Company’s fiscal year ending December 31, 2005. This is mainly due to a decrease of $2,245,937 in deferred revenue, and $329,576 for the acquisition costs of Answerbag.com and a net loss of $4,894,699.

Cash used in operating activities of $3,819,544 in the nine months ended September 30, 2006, consisted principally of the use of cash in the net loss of $4,894,699, including $383,870 from discontinued operations.. The net loss was derived from increased operating expenses and non-cash costs of $509,904 for liquidated damages, $4,729,683 in stock based compensation to employees and Board of Directors and $566,459 in depreciation and amortization offset by the non-cash gain of $2,247,102 for adjustments in the fair market value of the warrant. Other operating accounts that used cash were $2,493,185 for changes in current assets and current liabilities, including cash provided from discontinued operations of $29,125, and a decrease of deferred revenue of $2,245,937.

Cash used in operating activities of $3,449,517 in the nine months ended September 30, 2005, consisted principally of the use of cash in the net loss of $355,483. The net loss was derived from increased operating expenses, offset primarily by non-cash charges of $210,067 in depreciation and amortization and $642,385 in equity compensation. Other operating activities that used cash were $3,094,034 in the net change of current assets and current liabilities. This decrease resulted primarily from decreases in amounts refunded to customers of $533,421 and deferred revenue of $3,035,684.

Cash used in investing activities for the nine month ended September 30, 2006 and 2005, was $566,899 and $631,458, respectively. Cash used for capital expenditures-fixed assets were $37,640, and $150,528, and capital expenditures-content development were, $49,361 and $480,930, for the nine months ended September 30, 2006 and 2005, respectively.Cash used for intangibles, the acquisition of Answerbag, for the period ended September 30, 2006 was $479,888 which includes an unpaid but accrued $150,312.

Cash used in financing activities for the nine months ended September 30, 2006 was $24,269 for principal reductions in capital leases, and cash generated from financing activities for the period ended September 30, 2005 was $3,930,263 including the Gross Proceeds from the Private Placement $3,949,868 and $250,000 from the oversubscription of the Private Placement transaction.

There are no material commitments for additional capital expenditures at September 30, 2006. The continuing commitment of capital is for the existing equipment capital leases and the operating lease for the Company's offices. The capital leases have future minimum lease payments of $9,838 in 2006 and $18,632 in 2007. The operating lease for the offices has future minimum lease payments of $53,940 in 2006, $219,540 in 2007, $226,125 in 2008 and $95,375 in 2007.

The Company has a net working capital deficit of ($267,651), and net working capital deficit from continuing operations of ($238,526), at September 30, 2006.

In October 2006, the Company completed the sale of Answerbag and entered into a multi-year content development agreement to supply content to Demand Media, Inc. generating initial payments of $3,200,000 subsequent to September 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 2. Unregistered Sales of Equity Securities

None

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this report as required by Item 601 of Regulation S-B:

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
2.1	Agreement and Plan of Merger and Reorganization dated as of December 30, 2004 among TrafficLogic, Inc., MAC Worldwide, Inc. and TrafficLogic Acquisition Corp.	Exhibit 2.1 to InfoSearch’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385
2.2	Split Off Agreement dated December 30, 2004 among MAC Worldwide, Inc., Vincenzo Cavallo, Anthony Cavallo, Mimi & Coco, Inc. and TrafficLogic, Inc.	Exhibit 2.2 to InfoSearch’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385
3.1.1	Certificate of Incorporation	Exhibit 3.1 to InfoSearch’s Form SB-2 filed on July 31, 2002, File Number 333-97385)
3.1.2	Certificate of Amendment to Certificate of Incorporation of MAC Worldwide, Inc.	Exhibit 3.1.2 to InfoSearch’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385
3.1.3	Certificate of Amendment to Certificate of Incorporation of MAC Worldwide, Inc.	Exhibit 3.1.3 to InfoSearch’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385
3.2	By laws of MAC Worldwide, Inc.	Exhibit 3.2 to InfoSearch’s Form SB-2 filed on July 31, 2002, File Number 333-97385

3.3	Amended and Restated Bylaws**	Exhibit 3.3 to InfoSearch’s Form SB-2/A filed on March 23, 2006, File Number 333-130173
4.1	Form of Warrant filed in connection with the Securities Purchase Agreement dated November 2, 2005 between InfoSearch Media, Inc. and the signatory Investors thereto	Exhibit 4.1 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385
4.2	Warrants issued to Demand Media, Inc.	Exhibit 4.1 to InfoSearch’s Current Report on Form 8-K filed on October 6, 2006 File No. 33397385
10.1	Employment Agreement dated December 29, 2004 between InfoSearch Media, Inc. and Steve Lazuka	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385
10.2	Engagement Agreement dated September 27, 2004 between TrafficLogic, Inc. and CFO 911	Exhibit 10.2 to InfoSearch’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385
10.3	Lock Up Agreements between MAC Worldwide, Inc. and TrafficLogic, Inc. related to our common stock acquired in the Merger by Steve Lazuka, Charles Dargan, Kelly Bakst and David Gagne	Exhibit 10.3 to InfoSearch’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385
10.4	Indemnity Agreements dated December 31, 2004 between InfoSearch Media, Inc. and Steve Lazuka, Charles Dargan and Kelly Bakst	Exhibit 10.4 to InfoSearch’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385
10.5	2004 Stock Option Plan Report on Form 4	Exhibit 10.5 to InfoSearch’s Current 8-K filed on January, 2005 File No. 333-97385
10.6	Subscription Agreement Report on Form 4	Exhibit 10.6 to InfoSearch’s Current 8-K filed on January, 2005 File No. 333-97385
10.7	Employment Agreement dated March 8, 2005 between InfoSearch Media, Inc. and Frank Knuettel, II	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on March 14, 2005 File No. 333-97385
10.8	Indemnity Agreement dated March 8, 2005 between InfoSearch Media, Inc. and Frank Knuettel, II	Exhibit 10.8 to InfoSearch’s Annual Report on Form 10-KSB filed on April 2, 2005
10.9	Indemnity Agreement dated December 31, 2004 between InfoSearch Media, Inc. and Louis W. Zehil	Exhibit 10.9 to InfoSearch’s Annual Report on Form 10-KSB filed April 12, 2005
10.10	Indemnity Agreement dated April 15, 2005 between InfoSearch Media, Inc. and Martial Chaillet	Exhibit 10.10 to InfoSearch’s registration statement on Form SB-2/A (Registration No. 333-122814) originally filed on April 22, 2005.
10.11	Employment Agreement dated August 23, 2005 between InfoSearch Media, Inc. and George Lichter	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on August 26, 2005 File No. 333-97385
10.12	Amendment to Employment Agreement between InfoSearch Media, Inc. and Steve Lazuka which was originally executed on December 29, 2004	Exhibit 10.2 to InfoSearch’s Current Report on Form 8-K filed on August 26, 2005 File No. 333-97385
10.13	Securities Purchase Agreement dated November 2, 2005 between InfoSearch Media, Inc. and the signatory Investors thereto	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

10.14	Registration Rights Agreement dated November 2, 2005 between InfoSearch Media, Inc. and the signatory Investors thereto	Exhibit 10.2 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385
10.15	Agreement and Plan of Merger and Reorganization among InfoSearch Media, Inc., Apollo Acquisition Corp., Answerbag, Inc. and Joel Downs, Sunny Walia and Richard Gazan dated as of February 21, 2006.	Exhibit 2.1 to InfoSearch’s Current Report on Form 8-K filed on February 27, 2006 File No. 333-97385
10.21	Asset Purchase Agreement	Exhibit 10.21 to InfoSearch’s Current Report on Form 8-k filed on October 6, 2006 File No. 333-97385
10.22	Amendment, dated as of November 3, 2006, to Employment Agreement, dated as of January 4, 2006, between InfoSearch Media, Inc. and George Lichter	Exhibit 10.22 to InfoSearch’s Current Report on Form 8-K filed on November 6, 2006 File No. 333-97385
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* filed herewith

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSEARCH MEDIA, INC.

Date: November 14, 2006	/s/ George Lichter____
By: George Lichter
Its: Chief Executive Officer

Date: November 14, 2006	/s/ Frank Knuettel, II__
By: Frank Knuettel, II
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
2.1	Agreement and Plan of Merger and Reorganization dated as of December 30, 2004 among TrafficLogic, Inc., MAC Worldwide, Inc. and TrafficLogic Acquisition Corp.	Exhibit 2.1 to InfoSearch’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385
2.2	Split Off Agreement dated December 30, 2004 among MAC Worldwide, Inc., Vincenzo Cavallo, Anthony Cavallo, Mimi & Coco, Inc. and TrafficLogic, Inc.	Exhibit 2.2 to InfoSearch’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385
3.1.1	Certificate of Incorporation	Exhibit 3.1 to InfoSearch’s Form SB-2 filed on July 31, 2002, File Number 333-97385)
3.1.2	Certificate of Amendment to Certificate of Incorporation of MAC Worldwide, Inc.	Exhibit 3.1.2 to InfoSearch’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385
3.1.3	Certificate of Amendment to Certificate of Incorporation of MAC Worldwide, Inc.	Exhibit 3.1.3 to InfoSearch’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385
3.2	By laws of MAC Worldwide, Inc.	Exhibit 3.2 to InfoSearch’s Form SB-2 filed on July 31, 2002, File Number 333-97385
3.3	Amended and Restated Bylaws**	Exhibit 3.3 to InfoSearch’s Form SB-2/A filed on March 23, 2006, File Number 333-130173
4.1	Form of Warrant filed in connection with the Securities Purchase Agreement dated November 2, 2005 between InfoSearch Media, Inc. and the signatory Investors thereto	Exhibit 4.1 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385
4.2	Warrant Issued to Demand Media, Inc.	Exhibit 4.1 to InfoSearch’s Current Report on Form 8-K filed on October 6, 2006 File No. 333-97385
10.1	Employment Agreement dated December 29, 2004 between InfoSearch Media, Inc. and Steve Lazuka	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385
10.2	Engagement Agreement dated September 27, 2004 between TrafficLogic, Inc. and CFO 911	Exhibit 10.2 to InfoSearch’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385
10.3	Lock Up Agreements between MAC Worldwide, Inc. and TrafficLogic, Inc. related to our common stock acquired in the Merger by Steve Lazuka, Charles Dargan, Kelly Bakst and David Gagne	Exhibit 10.3 to InfoSearch’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385
10.4	Indemnity Agreements dated December 31, 2004 between InfoSearch Media, Inc. and Steve Lazuka, Charles Dargan and Kelly Bakst	Exhibit 10.4 to InfoSearch’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385
10.5	2004 Stock Option Plan Report on Form 4	Exhibit 10.5 to InfoSearch’s Current 8-K filed on January, 2005 File No. 333-97385
10.6	Subscription Agreement Report on Form 4	Exhibit 10.6 to InfoSearch’s Current 8-K filed on January, 2005 File No. 333-97385

10.7	Employment Agreement dated March 8, 2005 between InfoSearch Media, Inc. and Frank Knuettel, II	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on March 14, 2005 File No. 333-97385
10.8	Indemnity Agreement dated March 8, 2005 between InfoSearch Media, Inc. and Frank Knuettel, II	Exhibit 10.8 to InfoSearch’s Annual Report on Form 10-KSB filed on April 2, 2005
10.9	Indemnity Agreement dated December 31, 2004 between InfoSearch Media, Inc. and Louis W. Zehil	Exhibit 10.9 to InfoSearch’s Annual Report on Form 10-KSB filed April 12, 2005
10.10	Indemnity Agreement dated April 15, 2005 between InfoSearch Media, Inc. and Martial Chaillet	Exhibit 10.10 to InfoSearch’s registration statement on Form SB-2/A (Registration No. 333-122814) originally filed on April 22, 2005.
10.11	Employment Agreement dated August 23, 2005 between InfoSearch Media, Inc. and George Lichter	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on August 26, 2005 File No. 333-97385
10.12	Amendment to Employment Agreement between InfoSearch Media, Inc. and Steve Lazuka which was originally executed on December 29, 2004	Exhibit 10.2 to InfoSearch’s Current Report on Form 8-K filed on August 26, 2005 File No. 333-97385
10.13	Securities Purchase Agreement dated November 2, 2005 between InfoSearch Media, Inc. and the signatory Investors thereto	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385
10.14	Registration Rights Agreement dated November 2, 2005 between InfoSearch Media, Inc. and the signatory Investors thereto	Exhibit 10.2 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385
10.15	Agreement and Plan of Merger and Reorganization among InfoSearch Media, Inc., Apollo Acquisition Corp., Answerbag, Inc. and Joel Downs, Sunny Walia and Richard Gazan dated as of February 21, 2006.	Exhibit 2.1 to InfoSearch’s Current Report on Form 8-K filed on February 27, 2006 File No. 333-97385
10.21	Asset Purchase Agreement	Exhibit 10.21 to InfoSearch’s Current Report on Form 8-K filed on October 6, 2006 File No. 333-97385
10.22	Amendment, dated as of November 3, 2006, to Employment Agreement, dated as of January 4, 2006, between InfoSearch Media, Inc. and George Lichter	Exhibit 10.22 to InfoSearch’s Current Report on Form 8-K filed on November 6, 2006 File No. 333-97385
21.1	List of Subsidiaries	Exhibit 21 to InfoSearch’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-7385
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*