Form 10KSB
period 2006-12-31
InfoSearch Media, Inc.
filed 2007-04-17
CIK 1164327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 333-97385

InfoSearch Media, Inc.
(Name of small business issuer in its charter)

Delaware	90-0002618
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4086 Del Rey Avenue, Marina Del Rey, California	90292
(Address of principal executive offices)	(Zip Code)

(310) 437-7380
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Issuer's revenues for the fiscal year ended December 31, 2006 were approximately $7,600,060.

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the issuer, based on the average bid and asked prices on the Over the Counter Bulletin Board on March 30, 2007 was approximately $5,652,959.

The number of shares outstanding of the issuer's common stock, $0.001 par value, as of the latest practicable date: 51,647,978 shares as of March 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

Forward-Looking Statements

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "objective," "forecast," "goal" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements; and in all cases, such statements are subject to our ability to secure sufficient financing or to increase revenues to support our operations. In this regard, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-KSB. In evaluating our business, you should give careful consideration to the information set forth herein, including the risks, uncertainties and assumptions that are more fully discussed in “Item 1.A Risk Factors.”

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

Explanatory Note

In this Annual Report on Form 10-KSB, InfoSearch Media, Inc. (“InfoSearch” or the “Company”) is restating its balance sheets and related statements of operations, stockholders’ equity and cash flows for the quarters ended March 31, June 30 and September 30, 2006. These restatements are more fully described in Note 2 to our Consolidated Financial Statements included in this Form 10-KSB. This Form 10-KSB also reflects the restatement of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Quarterly Reports on Form 10-QSB for the quarters ended March 31, June 30 and September 30, 2006. Previously filed Quarterly Reports on Form 10-QSBs affected by the restatements have not been amended and should not be relied on.

The restatements result from our review of recent guidance relating to SFAS No. 123R, Share Based Payment (“SFAS No. 123R”). The Company previously accounted for cancelled stock options upon the termination of employees by recording an expense for the unvested portion of each terminated employee’s options in each of the first three quarters of the year ended December 31, 2006. Upon further examination of its accounting methodology for cancelled stock options, the Company determined this to be in error. The Company has determined that the cancelled stock options should not have been expensed and is restating the financial information for the three months ended March 31, 2006, the three and six months ended June 30, 2006 and the three and nine months ended September 30, 2006. These restatements had no impact on previously reported revenues, total assets or cash position.

PART I

Item 1. Description of Business

Business Overview

Overview

On December 31, 2004, Trafficlogic, Inc., a California corporation (“Trafficlogic”) merged with MAC Worldwide, Inc., a Delaware corporation incorporated on December 14, 2000 (“MAC”). MAC, the surviving company in the merger, changed its name to “InfoSearch Media, Inc.” on December 31, 2004. Such merger consisted of three related transactions: (1) the merger of Trafficlogic with and into a newly organized and wholly-owned subsidiary of MAC; (2) the disposition of MAC’s wholly-owned operating subsidiary, Mimi & Coco, Inc., a Canadian corporation; and (3) the closing of a private placement offering of common stock.

InfoSearch is a Los Angeles-based provider of "smart," search-targeted text and video content for the Internet, designed to obtain higher rankings, brand recognition and better website performance for publishing and media clients. InfoSearch's network of professional writers, editors, other technical specialists and video production facilities also help businesses succeed on the Web by implementing text and video content-based Internet marketing solutions. InfoSearch’s search marketing solutions involve online content that supports the non-paid search marketing initiatives of its clients. Non-paid search results, (otherwise known as organic) are the search results that the search engines find on the World Wide Web as opposed to those listings for which companies pay for placement. During fiscal 2006, we derived revenue from our two primary operating groups, ContentLogic and Web Properties.

ContentLogic

Through our ContentLogic operating group, we deliver, through sale or license agreements, branded original content for use by our clients on their websites. Utilizing sophisticated content and keywords analytics, content developed in the ContentLogic program drives traffic to the client’s website through improved search engine rankings. The ContentLogic content provides an environment engineered to stimulate a sale through the use of content focused on the client’s products and services. We derive revenue from this program through either the sale or license of the content. While many of our small to medium sized business clients prefer the month-to-month leasing option over the purchase alternative because it provides a lower upfront cost without a long term commitment, larger firms generally prefer the outright purchase of the content. We are actively pursuing both methods and have created a dedicated team to focus on the larger clients. In addition, we have introduced related products, including Web analytics through our partnership with Load and links through our partnership with LinkWorth. For both Load and LinkWorth, InfoSearch acts as a reseller of their respective products. The analytics and links products are both sold on a month-to-month basis.

Web Properties

Through our Web Properties operating group, we currently operate numerous content-based websites, including ArticleInsider and Popdex, through which we distribute traffic to advertisers. These websites are a collection of general informational articles focused on various business topics. We are no longer seeking or engaging new customers for these websites and are harvesting the deferred revenues associated with customers we previously engaged for these websites. However, we continue to monetize traffic to these websites through the use of Google’s AdSense program. In March 2006, we purchased Answerbag, Inc. (“Answerbag”), a consumer information website built through content generated from its users. In October 2006, we entered into a multi-year alliance with Demand Media, Inc. (“Demand Media”), a next generation media company, pursuant to which we sold all of the assets of Answerbag, and Demand Media agreed to purchase our products and services. During the period of our operation of Answerbag, the site generated revenue through the use of Google’s AdSense program.

InfoSearch: Video

In February 2007, the Company launched a new search-targeted online video product to provide the same customer benefits as the Company’s written, text-based product line, ContentLogic, including improved organic search engine rankings, increased quality site traffic and brand recognition. InfoSearch:Video, the search-targeted online video product, is currently only being offered to a select number of major partners. It is anticipated that InfoSearch:Video will be made widely available to online publishers and businesses through the InfoSearch sales force by the end of the second quarter of fiscal 2007.

InfoSearch: Publisher

In the first quarter of 2007, the Company initiated an effort to target large, online publishers who are becoming increasingly aware of the monetization and brand value of driving traffic to their online properties, but understand that the content they write for their offline publications frequently does not drive search rankings and traffic. Our platform addresses this need through the development of content that meets the editorial standards and underlying themes of these clients and layers on the search optimization techniques we have learned through the deployment of our ContentLogic product.

Industry Overview

Internet search and online advertising are experiencing significant growth. Internet search is the second most popular activity on the Web, behind only email, with more than 550 million searches performed daily worldwide and 245 million searches performed in the United States. According to U.S. Bancorp Piper Jaffray, the global market for performance-based advertising and search marketing, such as pay-per-click listings and paid inclusion, will grow from approximately $1.4 billion in 2002 to approximately $21.7 billion in 2010. This growth in Search has led many advertisers to dramatically increase their level of advertising investment in search-based promotional methods. In addition, U.S. Bancorp Piper Jaffray predicts that online advertising in the United States will represent approximately 6% of total advertising spending in 2008 compared to approximately 2% of total advertising spending in 2003.

This growth is fueled by the increased acceptance of the Internet as a commerce/marketing medium, the rapid expansion of early stage international markets, the growth of overall Internet usage and broadband Internet access, and by the advertiser’s realization of the cost-effectiveness of Internet search advertising. This growth may create future opportunities to generate revenues and profits through the introduction of new search engine-related marketing products.

Key Growth Drivers

•
Increased E-Commerce - The growth in Internet search revenues has been proportional to growth in e-commerce. As consumers migrate to Internet-based purchasing, advertisers seek to promote their products or services using Internet methods, the most effective of which has proven to be Internet search. If Internet sellers dedicate even 10% of revenues toward Internet marketing and advertising, as is typical of traditional merchants, search advertising opportunities should expand tremendously. In fact, U.S. Bancorp Piper Jaffray projects total e-commerce spending to top $150 billion in 2007.

•
Growth of the Internet and Broadband Access ~~-~~ The organic growth of the Internet has created a domestic audience rivaling the use of television. This large audience provides a source of potential customers for merchants and a massive source of advertising and marketing dollars for those firms interested in search engine marketing. This audience is not only growing in size but increasing its time spent on the Internet due to the increased usage of broadband Internet access.

•
Increased Acceptance of Internet Search as a Powerful Marketing Channel - Although Internet search was once considered only a method for Internet users to locate information, its potential as a marketing tool has been quickly realized. The growth of those companies offering search engine marketing services is demonstrative of the realization among advertisers of the power of Internet search as a business acquisition medium. However, Internet search marketing still represents a very small portion of most advertising budgets and has a very strong growth potential.

•
International Market Expansion - Most international Internet markets are still in the very early stages of development. As the international market begins to approach the domestic market in terms of penetration, monetization opportunities are expected to be created, including strong e-commerce and search engine marketing opportunities.

•
Cost Effectiveness/High Return on Investment - Due to its relatively low cost and high conversion rates, Internet search based marketing offers advertisers a high return on investment compared to traditional marketing vehicles. Forms of advertising such as the yellow pages can cost more than $1 per customer lead compared to $.35 per customer lead for Overture’s paid listings.

Opportunity

Despite the massive growth in Internet search, several problems in the industry have not been addressed adequately by the majority of search engine marketing companies including:

•	Placement competition due to the concentration of Internet search traffic is leading to quickly rising costs of effective paid listing keywords, limiting smaller businesses access to paid listings;

•	Difficulty maintaining high rankings in unpaid listings, which represent a large portion of Internet search traffic;

•	Low return on investment due to excessive cost-per-click (“CPC”) charges from uninterested searchers; and

•	Poor conversion/low close rates due to low quality traffic.

Our unique content-based products delivered through our ContentLogic and Web Properties programs, provide a solution to these problems by leveraging our content development expertise to deliver to businesses sustainable access to the unpaid portion of Internet search listings with screened leads, above average click-through rates and a price point that is below the current market average.

Future Market Trends

We are in a position to benefit from major trends that will shape the future of the Internet search engine world. The recent success of Yahoo! / Overture and Google has proven that search listings can be translated into significant revenue streams generating high levels of advertising satisfaction and return on investment for customers.

Most engines only display three to five paid listings out of 20 or more per page of search results, leaving a large amount of room for the expansion of paid listings. Furthermore, search rates, which average approximately $.35 per lead, remain significantly less than other forms of advertising such as Yellow Pages, which currently average approximately $1.00 per lead. In addition, less than 1% of the more than 12 million small businesses in the United States currently use Internet search as method of customer acquisition, presenting another opportunity to expand the size of the paid listings and paid inclusion markets.

Our search engine marketing service will benefit significantly from any future increases in volume and prices of search advertising, particularly in the small business segment.

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

Our content-based services align perfectly with this trend. Our content may appeal to search engines looking for fresh, highly relevant information because the primary purpose of a search engine is to deliver the most relevant, informative and useful information to their users. Such search engines therefore have an incentive to place the best content at the top of their indexes and it is our belief that as our writer talent increases, and as the quality of our content improves, our goals become more and more aligned with those of the search engines. The result of this synergy is that users, advertisers, search engines and our company all receive equal benefit from our model.

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

Although this market does not currently have the monetization potential of the domestic opportunity, the growth rate of monetization in the international markets is much faster than in the United States. Currently the largest international Internet markets are Japan, Germany, Korea, United Kingdom, France, Italy and Spain. However, it is likely that within the next decade China, India and Latin America also will provide significant opportunities.

Our services are easily expandable to an international customer base and would benefit from increased use of search engines and e-commerce at a multinational level.

Business Strategy

Our business strategy focuses on building our client base for ContentLogic and continuing to monetize traffic to our Web Properties programs, and with the introduction of our video product in February 2007, we expect to expand our client base through the sale of video content.

For our ContentLogic program, we derive revenue through the licensing and sale of content to our customers. We intend to concentrate on building our base of licensing agreements and sales of content to both the small to medium business market and the large industry players.

We currently operate numerous content-based websites, including ArticleInsider and Popdex, as part of our Web Properties group. We are no longer seeking or engaging new customers for these websites and are generating revenue through the use of Google’s AdSense program and harvesting the deferred revenues associated with customers we previously engaged for these websites.

In February 2007 we expanded our core product line to include searchable online video content production services. InfoSearch:Video, the Company’s new search-targeted online video product provides the same customer benefits as the Company’s written, text-based product line, including improved organic search engine rankings, increased, quality site traffic and brand recognition. The InfoSearch:Video product is being designed to serve the needs of publishers and larger businesses, enabling them to develop video content as a viable accompaniment to text-based online content. The InfoSearch:Video product initially will be informational videos from 30 seconds to five minutes in length and tagged with search-optimized metadata.

Uniqueness of Service

Several factors make our services unique in the search engine advertising space.

•
Content Based Model - Our model is unique in the search engine marketing space. Instead of simply including our clients’ sites in highly trafficked search engines through partnering with the major engines or by using deceptive search engine optimization techniques, we focus on developing unique, relevant and high-quality online content which improves search engine ranking and traffic.

•
Conversion Rates - Internal research indicates that the Internet traffic that we drive to our clients’ sites through our developed content has a demonstrably higher conversion rate than existing practices or services. This results because searchers visiting our clients’ websites utilizing content developed for them by us view highly targeted keyword-based content tailored to the client’s underlying business. As a result, those visitors arriving on the client’s site are more likely to make a purchase.

•
Solution for Dynamically Generated Sites - Many companies offering their products and services on the Internet maintain websites with large amounts of dynamic content which is difficult for major search engines to find due to the low visibility of such content to many of the popular search engines’ search listing parameters. Because our keyword-based content model provides a solution easily found by the search engine spiders, major search engines are far more likely to find and index the client’s websites.

•
Major Engine Coverage - Our clients typically receive a large portion of their traffic from Google, Yahoo!, MSN and AOL. These four sites account for a large majority of all searches performed on the Internet. Our ability to develop content that ranks highly with the major search engines represents a unique approach to generating qualified traffic for our customers. Rather than using deceptive techniques, like doorway pages (a page designed to trick search engines into thinking that the site is focused on a topic other than the actual topic in an effort to trick people into visiting their websites) and link farms (a technique to artificially create links to a particular website, which is one of the key determinants to ranking in the search engines) which have become standard with other search engine optimization companies, we produce content which clients utilize on their websites to dramatically improve their search engine ranking and drive high volumes of relevant Internet traffic.

Target Markets

We have developed five major target markets that we are either currently focusing on or that we intend to focus on in the future. Management believes that these five target markets will enable us to maintain our unique competitive position while significantly expanding our client base.

•
Current Paid Listings Customers - Our largest source of potential clients are those companies currently using other methods of online advertising, specifically those who are using search engine marketing techniques that are similar to those provided by us. This market group is familiar with search engine marketing and its benefits, making them amenable to our services especially at our discounted price. This group is expected to continue to be important to our customer acquisition strategy going forward.

•
Small to Medium Businesses - Of the 12 million small to medium businesses in the United States, less than 1% currently use search as method of customer acquisition. These small to medium businesses present a customer acquisition opportunity for us. Such small to medium businesses are massive in numbers, largely ignored by the larger providers of search engine marketing services and often overshadowed by the larger competitors in their space when they must compete in an auction format. Because we specifically target the small to medium business market, we feel we are positioned to offer this market a higher level of customer service and personalized attention than larger online advertising services. These potential clients are also ideal for our ContentLogic service, because small to medium sized businesses often do not have the resources to hire internal copywriters and website developers to drive traffic to their sites.

•
Niche Business Sectors - Niche business sectors are those sectors that offer a unique product or service that is not readily available to consumers and often can only be found by consumers online. Although these products and services are often difficult to find and are not typical consumer offerings, a strong demand for such products and services exists making these specialty businesses ideal candidates for search engine marketing. Similar to the small to medium size businesses, the niche sector is largely ignored by the large search engine marketing companies.

•
Large Scale Content Opportunities - Large established firms are increasingly realizing the importance of online marketing. While they frequently have the resources to provide our services in-house, they understand that it is not their core competence and are open to outside service providers. We are pursuing these large firms to provide content on a large-scale, contractual basis. We plan to actively target this sector going forward, as we believe it will provide an additional method to leverage the strength of our team of copywriters and will potentially constitute a significant revenue opportunity.

•
Publisher and Editorial Content Opportunities - Publishers and other companies who have regular needs for editorial content have historically relied on a combination of staff and contract writers. These firms are increasingly looking to outsource the development of that editorial content. In addition, many publishers are focusing on growing their online activities and websites and understand the benefit of receiving additional traffic to their websites as a result of search optimized content. We are pursuing these editorial content opportunities to provide content on a large-scale, contractual basis. We plan to actively target this sector going forward, as we believe it will provide an additional method to leverage the strength of our team of copywriters and will potentially constitute a large portion of our revenue.

Sales, Marketing, Advertising and Promotion

As of December 31, 2006, we had 22 full-time employees in our sales department. Our sales department currently focuses on adding new clients to our ContentLogic program. Advertising and promotion of our services is broken into three main categories: direct sales, online promotion and value added resellers.

•	Direct Sales: Our sales staff targets new client relationships through telesales efforts, direct marketing, and attendance and sponsorship at various trade shows and conferences.

•	Online Promotion: We engage in certain advertising and direct marketing focused on acquiring new merchant advertisers and new distribution partners through online promotional methods.

•
Value Added Resellers: We signed WSI, Inc. (“WSI”) as our first value added reseller during 2006 and expect to continue to expand this program. WSI operates or franchises approximately 500 Web developer units in North America. We currently have 120 units who have been qualified and 35 that have been trained to sell our ContentLogic products.

We intend to continue our strategy of growing our client base through sales and marketing programs and are reviewing more scalable methods and partnerships, especially the expansion of our value added reseller programs, with the goal of increasing our client base. Further, we continually evaluate our marketing and advertising strategies to maximize the effectiveness of our programs and their return on investment.

Competition

We are one of the few companies exclusively dedicated to providing online content-based marketing solutions to increase lead generation from unpaid search listings. Nonetheless, while our content-based solutions are unique, there are other companies that use similar techniques in different ways to increase traffic leads and conversion rates. Yahoo! Answers is an example of a question and answer content site that leverages a large number of non-paid users to generate content to drive traffic and ad revenue. It does not, however, sell content to other companies. In contrast, Introspect provides search engine optimization services which include Web design and content development. It, however, does not own its own content network.

We believe that today’s typical Internet advertiser is becoming more sophisticated regarding the increased value of content-based solutions relative to the different forms of Internet advertising. These advertisers are increasingly aware of their return on investment and are more carefully developing their online marketing programs. While the significant growth in the industry has increased the competitive levels, we believe that our unique product offering will continue to provide an edge in developing new client relationships.

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

All of our copywriters are under contract assigning to us ownership of the content they create. In addition, we have copyrighted all content hosted throughout our network.

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

Several new federal laws that could have an impact on our business have already been adopted. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third party websites that include materials that infringe copyrights or rights of others. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act requires online services providers to report evidence of violations of federal child pornography laws under certain circumstances.

The foregoing legislation may impose significant additional costs on our business or subject us to additional liabilities~~,~~ if we were not to comply fully with their terms, whether intentionally or not. If we did not meet the safe harbor requirements of the Digital Millennium Copyright Act, we could be exposed to copyright actions, which could be costly and time-consuming. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act impose fines and penalties to persons and operators that are not fully compliant with their requirements. The federal government could impose penalties on those parties that do not meet the full compliance practices of the Protection of Children from Sexual Predators Act. We intend to fully comply with the laws and regulations that govern our industry, and we intend to employ internal resources and incur outside professional fees to establish, review and maintain policies and procedures to reduce the risk of noncompliance.

We post our privacy policy and practices concerning the use and disclosure of any user data on our websites. Any failure by us to comply with posted privacy policies, Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our businesses, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our businesses. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in user registrations and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

Employees

As of December 31, 2006, we employed a total of 51 full-time employees and approximately 200 contracted copywriters. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we are unable to retain our key employees or we are unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

Geographic Information

For the year ended December 31, 2006, 93.1% of our revenue was generated from transactions originating in the United States. All of our fixed assets are located in the United States, principally in California at our headquarters.

Item 1A. Risk Factors.

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

We incurred losses in 2006, and we expect our losses to continue for the foreseeable future, which will adversely affect our ability to achieve profitability.

We incurred a net loss of $4,039,908 for the fiscal year ended December 31, 2006 and a gain of $314,997 for the fiscal year ended December 31, 2005. We may incur net losses in the future if, among other issues, our revenues decline, our stock option expenses rise, increases in our sales and marketing activities, regulatory and compliance costs or changes in fair value of issued warrants. These issues may prove to be larger than we currently anticipate which could further increase our net losses. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it. Through December 31, 2006 we had an accumulated deficit of $10,367,580.

We may make acquisitions, which could divert management’s attention, cause ownership dilution to our stockholders and be difficult to integrate.

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

Acquisition transactions are accompanied by a number of risks that could harm us and our business, operating results and financial condition:

•	we could experience a substantial strain on our resources, including time and money, and we may not be successful;

•	our management’s attention may be diverted from our ongoing business concerns;

•	while integrating new companies, we may lose key executives or other employees of these companies;

•	we could experience customer dissatisfaction or performance problems with an acquired company or technology;

•	we may become subject to unknown or underestimated liabilities of an acquired entity or incur unexpected expenses or losses from such acquisitions; and

•	we may incur possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenue and cost benefits.

We may be unable to attract and retain key employees and the loss of our senior management could harm our current and future operations and prospect.

We are heavily dependent on the continued services of George Lichter, our President and Chief Executive Officer. Our success also depends on the skills, experience and performance of other key members of our management team. The loss of any key employee, in particular the departure of Mr. Lichter, Chief Financial Officer, Frank Knuettel II, Vice President and Chief Technology Officer, David Warthen, and our VP of Sales, Edan Portaro, could have an adverse effect on our prospects, business, financial condition, and results of operations. Any member of our senior management team may voluntarily terminate his employment with us at any time upon short notice. All of our officers and employees are employed on an “at will” basis, which may mean they may have less of an incentive to stay with us when presented with alternative employment opportunities. In addition, our senior management and key operating employees hold stock options and restricted stock that have vested. These individuals may, therefore, be more likely to leave us if the shares of our common stock significantly appreciate in value. In addition, various senior members of the management team, including Messrs. Lichter and Knuettel, have provisions in their employment agreements that provide for severance and other compensation and benefits upon termination of their employment under certain circumstances.

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

Our strategy envisions growing our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

•	meet our capital needs;

•	expand our systems effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and financial results could be adversely affected.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

We may be unable to attract and retain qualified officers, directors and members of board of directors committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on the board of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the Securities and Exchange Commission (the “SEC”), as well as the adoption of new and more stringent rules by the stock exchanges and NASDAQ.

Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of our common stock on any stock exchange or NASDAQ (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

If we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance.

We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, the financial condition of InfoSearch may be materially adversely affected.

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

We are dependent upon several of the major Internet search engines namely Google, Yahoo!, MSN and AOL to provide us traffic that our merchant advertisers deem to be of value. The Web Properties business model is predicated on individuals performing keyword searches and through those searches finding our articles in the non-paid search results portion of the search results page and ultimately clicking through to the advertiser on the InfoSearch article. If our traffic from any or multiple of these search engines were interrupted for any reason, we would potentially suffer a significant decline in revenue. We monitor the traffic delivered to our merchant advertisers in an attempt to optimize the quality of traffic we deliver. We review factors such as non-human processes, including robots (which create automated, artificial traffic), spiders (which review websites for search engines in order for the search engines to categorize the content of websites but have no direct commercial value to the website owner), scripts (or other software), mechanical automation of clicking and other sources and causes of low-quality traffic, including, but not limited to, other non-human clicking agents. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be provided to our merchant advertisers, which, if not contained, may be detrimental to those relationships. Low-quality traffic (or traffic that is deemed to be less valuable by our merchant advertisers) may prevent us from growing our base of merchant advertisers and cause us to lose relationships with existing merchant advertisers.

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

For example, Overture Services, a subsidiary of Yahoo!, which operates in certain competitive areas with us, owns a patent (U.S. Patent No. 6,269,361), which purports to give Overture rights to certain bid-for-placement products and pay-per-performance search technologies. Overture is currently involved in litigation with two companies relating to this patent (FindWhat and Google). These companies are vigorously contesting Overture’s patent. If we were to acquire or develop a related product or business model that Overture construes as infringing upon the above-referenced patent, then we could be asked to license, re-engineer our product(s) or revise our business model according to terms that may be extremely expensive and/or unreasonable.

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

We operate in a highly competitive environment. We compete with other companies in the following main areas:

•	sales to online advertisers of performance-based advertising; and

•	content licensing services that allow online advertisers and merchants to employ our content to drive traffic to their websites.

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

Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

•	longer operating histories;

•	more management experience;

•	an employee base with more extensive experience;

•	a better ability to service customers in multiple cities in the United States and internationally by virtue of the location of sales offices;

•	larger customer bases;

•	greater brand recognition; and

•	significantly greater financial, marketing and other resources.

In addition, many current and potential competitors can devote substantially greater resources than we can to promotion, website development and systems development. Furthermore, currently and in the future to the extent the use of the Internet and other online services increase, there will likely be larger, more well-established and well-financed entities that acquire companies and/or invest in or form joint ventures in categories or countries of interest to us, all of which could adversely impact our business. Any of these trends could increase competition and reduce the demand for any of our services.

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

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, network failure, hardware failure, software failure, power loss, telecommunications failures, break-ins, terrorism, war or sabotage, computer viruses, denial of service attacks, penetration of our network by unauthorized computer users and “hackers” and other similar events, and other unanticipated problems.

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

Our quarterly results of operations might fluctuate due to changes in the listing parameters employed by search engines to show the results of a particular search query, which could adversely affect our revenue and, in turn, the market price of our common stock.

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

Our quarterly results of operations might fluctuate due to customer retention rates for our content licensing product, which could adversely affect our revenue and, in turn, the market price of our common stock.

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

Our operating results will be subject to fluctuations based on general economic conditions, in particular those conditions that impact merchant-consumer transactions. If there were to be a general economic downturn that affected consumer activity in particular, however slight, then we would expect that business entities, including our current online advertisers potential online advertisers, current content licensees and potential content licensees, could substantially and immediately reduce their advertising and marketing budgets. We believe that during periods of lower consumer activity, online spending on advertising and marketing is more likely to be reduced, and more quickly, than many other types of business expenses. These factors could cause a material adverse effect on our operating results.

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

Our future revenue and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of the Internet include:

•	possible disruptions or other damage to the Internet or telecommunications infrastructure;

•	failure of the individual networking infrastructures of our merchant advertisers and distribution partners to alleviate potential overloading and delayed response times;

•	a decision by merchant advertisers to spend more of their marketing dollars in offline areas;

•	increased governmental regulation and taxation; and

•	actual or perceived lack of security or privacy protection.

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

We may suffer losses as a result of payments made with fraudulent credit card data. Our failure to control fraudulent credit card transactions adequately could reduce our gross profit margin. In addition, under limited circumstances, we extend credit to online advertisers who may default on their accounts payable to us.

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

The application of these statutes and others to the Internet search industry is not entirely settled. Further, several existing and proposed federal laws could have an impact on our business, for instance:

•
the Digital Millennium Copyright Act and its related safe harbors are intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others; and

•
the CAN-SPAM Act of 2003 and certain state laws are intended to regulate interstate commerce by imposing limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet.

With respect to the subject matter of each of these laws, courts may apply these laws in unintended and unexpected ways. As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services. Many of the services of the Internet are automated and companies, such as ours, may be unknowing conduits for illegal or prohibited materials. It is not known how courts will rule in many circumstances; for example, it is possible that some courts could find strict liability or impose “know your customer” standards of conduct in certain circumstances.

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

Online commerce is relatively new and rapidly changing, and federal and state regulations relating to the Internet and online commerce are evolving. Currently, there are few laws or regulations directly applicable to the Internet or online commerce on the Internet, and the laws governing the Internet that exist remain largely unsettled. New Internet laws and regulations could dampen growth in use and acceptance of the Internet for commerce. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy is uncertain. The vast majority of those laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not expressly contemplate or address the unique issues presented by the Internet and related technologies. Further, growth and development of online commerce have prompted calls for more stringent consumer protection laws, both in the United States and abroad. The adoption or modification of laws or regulations applicable to the Internet could have a material adverse effect on our Internet business operations. We also are subject to regulation not specifically related to the Internet, including laws affecting direct marketers and advertisers.

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

In addition, several telecommunications carriers have requested that the Federal Communications Commission (“FCC”) regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. This could result in the reduced use of the Internet as a medium for commerce, which could have a material adverse effect on our Internet business operations.

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

RISKS RELATING TO OUR COMMON STOCK

Applicable SEC rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is currently quoted on the NASD’s OTC Bulletin Board, and trades below $5.00 per share. Therefore, our common stock is considered a “penny stock” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity and reducing the liquidity of an investment in our common stock.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	announcements of new products or services by our competitors; and

•	fluctuations in revenue attributable to changes in the search engine listing parameters that rank the relevance of our content.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•	quarterly variations in our revenues and operating expenses;

•	announcements of technological innovations or new products or services by us; and

•	significant sales of our common stock by the selling stock holders.

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

If we become listed on a national stock exchange or the NASDAQ Stock Market or have a class of voting stock held by more than 2,000 record holders, we will be governed by the provisions of Section 203 of the General Corporation Law of Delaware. Section 203 of the Delaware General Corporation Law provides, subject to enumerated exceptions, that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock.

Item 2. Description of Property.

The Company's corporate headquarters are located in Marina Del Rey, California. The Company’s lease runs through May 31, 2009, with monthly payments of $17,980 from June 1, 2006 through May 31, 2007, $18,520 from June 1, 2007 through May 31, 2008 and $19,075 from June 1, 2008 through May 31, 2009.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

On February 28, 2007, the SEC commenced an enforcement action against Mr. Louis Zehil, a partner of our former external legal counsel, McGuireWoods LLP, and our former corporate secretary, alleging that he had engaged in a fraudulent scheme to obtain and sell to the investing public shares of securities in several other companies in violation of the antifraud and registration provisions of the federal securities laws. The SEC enforcement proceeding does not include allegations with respect to our securities; however, we have commenced a review into possible unauthorized trading in our common stock facilitated by Mr. Zehil. We cannot predict the outcome of this investigation or whether the investigation and/or any potential proceedings resulting from this conduct might have a material adverse impact on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its 2006 annual meeting of stockholders on December 12, 2006. The meeting was held to consider and vote upon: (i) the election of our four directors (George Lichter, Steve Lazuka, John LaValle and Claudio Pinkus); (ii) the approval of an amendment to the Company’s 2004 Stock Option Plan (as amended, the “Stock Option Plan”) to increase the number of shares covered by the Stock Option Plan from 5,212,500 to 10,425,000; and (iii) the ratification of the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company’s independent registered public accounting firm. Mr. Lazuka resigned from our board of directors as of January 2, 2007.

The votes cast with respect to each director are summarized as follows:

Director Nominee	Votes For	Votes Withheld
George Lichter	19,140,589	6,723,353
Steve Lazuka	19,140,589	6,723,353
John LaValle	24,691,708	1,172,234
Claudio Pinkus	19,138,589	6,725,353

The votes cast with respect to the approval of an amendment to the Stock Option Plan to increase the number of shares covered by the Stock Option Plan from 5,212,500 to 10,425,000 are summarized as follows:

Votes For	Votes Against	Abstain
23,359,424	2,369,038	135,480

The votes cast with respect to the ratification of the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company’s independent registered public accounting firm are summarized as follows:

Votes For	Votes Against	Votes Withheld
24,582,363	1,249,179	32,400

PART II

Item 5.	Market for Common Equity Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is traded on the OTC Bulletin Board under the symbol “ISHM.OB” and has been quoted under this symbol since January 5, 2005. Prior to January 5, 2005, our common stock was not actively traded and therefore price information for our common stock prior to such time, as reported on the OTC Bulletin Board, is not available. Prior to January 5, 2005, our OTC Bulletin Board under the symbol “MWRD.OB.” The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The following table sets forth the high and low bid prices of our common stock on the OTC Bulletin Board for the stated calendar quarters.

	2005		2006
	High	Low	High	Low
First Quarter (from January 5, 2005 with respect to fiscal year 2005)	3.85	1.83	0.74	0.41
Second Quarter	2.10	0.58	0.48	0.23
Third Quarter	0.99	0.62	0.26	0.10
Fourth Quarter	0.98	0.56	0.26	0.12

The closing bid price of our common stock on March 30, 2007 was $0.18. As of March 31, 2007, the Company had approximately 79 stockholders of record.

The Company has never declared or paid dividends on its common stock and currently does not intend to pay dividends on its common stock in the foreseeable future so that it may reinvest earnings in its business. The payment of dividends, if any, in the future is at the discretion of the board of directors.

There have been no sales of unregistered securities during the period covered by this report which would be required to be disclosed pursuant to Item 701 of Regulation S-B and which have not previously been included in a Quarterly Report on Form 10-QSB or on a Current Report on Form 8-K, except for the following:

On June 30, 2006 all of the stock option grants issued to employees prior to June 30, 2006 had exercise prices above the closing price at the end of the second quarter. The board of directors, in an effort to maintain employee retention, approved the acceleration of vesting of stock option grants and restricted stock grants, in the amount of 1,428,403 shares and 1,042,240 shares, respectively. Grants for all employees employed as of the close of business on June 30, 2006 were accelerated as of June 30, 2006. This resulted in a share-based compensation expense of $1,041,029, associated with the acceleration of stock option grants and $718,790 associated with restricted stock grants. Both of these values are included in the total share-based compensation expense of $4,223,245 for the year ended December 31, 2006.

On July 6, 2006, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”), with Gemini Partners, Inc. (“Gemini”), pursuant to which the Company issued to Gemini a Common Stock Purchase Warrant immediately exercisable into 300,000 shares of the Company’s common stock at a price of $0.01 per share. Such warrant expires on January 1, 2010. Pursuant to the Settlement Agreement, Gemini agreed to cancel its existing warrant to purchase 300,000 shares of our common stock at a purchase price of $1.00 per share. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the Settlement Agreement and determined that they will be treated as equity. The fair value of the warrant was calculated as of July 6, 2006 using the Black-Scholes pricing model with the following assumptions: expected life~~,~~ of 54 months following the grant date; stock volatility of 104.13%; risk-free interest rates of 5.2%; and no dividends during the expected term. The fair value of the warrant was determined to be $68,752. The warrant was offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

On July 6, 2006, the Company entered into the GP Group Consulting Agreement (the “Consulting Agreement”) with GP Group, LLC (“GP Group”), pursuant to which it issued to GP Group a Common Stock Purchase Warrant on each of August 6, 2006, September 6, 2006 and October 6, 2006, each such warrant is immediately exercisable into 20,000 shares of the Company’s common stock at a price of $0.01 per share. Each such warrant expires on June 1, 2010. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the Consulting Agreement and determined that they will be treated as equity. The fair values of the warrants was calculated as of issue dates using the Black-Scholes pricing model with the following assumptions: expected life of 46, 45, and 44 months following the grant dates; stock volatility of 104.12%, 106.98%, and 109.50%; risk-free interest rates of 4.88%, 4.76% and 4.66%; and no dividends during the expected term, for warrants issued August 6, September 6, and October 6, 2006, respectively. The fair value of the three warrants was determined to be $4,164, $2,804 and $2,611, respectively. The Consulting Agreement was terminated effective October 24, 2006. The warrants were offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

The board of directors approved the sale of substantially all of the assets of Answerbag on September 30, 2006. On October 3, 2006, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to sell substantially all of the assets of Answerbag to Demand Answers, Inc. and its parent, Demand Media. In conjunction with the agreement, Demand Media received a five year warrant to purchase 5,000,000 shares of the Company's common stock at a purchase price of $0.158 per share that expires on October 3, 2011. The exercise price of the warrant was determined by calculating the average of the closing price of the Company’s common stock from the average of the ten day period from September 11, 2006 to September 22, 2006, and the average of the ten day period from October 4, 2006 to October 17, 2006. Pursuant to the Asset Purchase Agreement, Demand Media also received the right to appoint one member to the board of directors of the Company, which they have not exercised. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the Asset Purchase Agreement and determined that they will be treated as a liability because of the requirement to maintain an effective registration statement for a period of two years. The fair value of the warrant was calculated as of October 4, 2006 using the Black-Scholes pricing model with the following assumptions: expected life of 60 months following the grant date; stock volatility, 109.79%; risk-free interest rates of 4.50%; and no dividends during the expected term. The fair value of the warrant was determined to be $598,836 and appears on the balance sheet as Fair Value of Warrant Liability along with the warrants issued pursuant to the private placement transaction closed in November 2005. As of December 31, 2006, the fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: stock price of $0.22; expected life of 57 months following the grant date; stock volatility of 110.12%; risk-free interest rates of 4.71%; and no dividends during the expected term. As of December 31, 2006, the fair value of the warrant was determined to be $911,077, resulting in a loss of the fair value of the warrant issued to Demand Media of $312,691. The warrant was offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

The Company issued 4,510,411 shares of restricted common stock in 2006 to members of the Company’s board of directors and certain officers pursuant to the Stock Option Plan. The Company incurred $2,894,423 in non-cash equity compensation expenses associated with these grants. The Company also issued 46,025 shares of common stock to certain employees as part of incentive or severance programs, incurring $16,980 in non-cash equity compensation expenses. The shares of common stock were issued by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transactions did not involve any public offering.

Item 6. Management’s Discussion and Analysis of Operations and Financial Condition.

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including the risks discussed in “Risk Factors” and elsewhere in this report. See “Forward-Looking Statements.”

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and No. 104 "Revenue Recognition," and Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables." In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

The Company’s revenues are derived principally from the licensing or sale of unique content developed for its clients under the ContentLogic program or the sale of advertising on a CPC basis to one of the websites in the Web Properties group.

For the ContentLogic program, the Company derives revenue through the licensing and sale of content to third party website owners. Content sale revenue is recognized when the content is delivered to and accepted by the client. Revenue earned through a 12-month license agreement is treated as an installment sale and prorated revenue is recognized on a monthly basis over the life of the agreement. Clients subject to a 12-month licensing agreement have the right to continue leasing the content at the end of the term on a month-to-month basis. In late September 2005, the Company added a month-to-month licensing program with higher fees. Revenue earned under month-to-month licensing agreements is recognized on a monthly basis. As part of the ContentLogic program, the Company also earns revenue from Web analytics and advertising link sales. Revenue earned from these services is recognized on a monthly basis pursuant to a month-to-month license agreement. Client deposits received in advance of work being completed for such services are deferred until the revenue is earned.

The Company derives revenue from the ArticleInsider and Popdex websites in the Web Properties group on a CPC basis as traffic is distributed to Google AdSense advertisers. The Company has established a partnership with Google through which Google pays the Company fees for clicks on advertisements sponsored by Google and displayed on the Company’s websites. The Company recognizes revenue associated with the Google AdSense program as reported by Google to the Company at the end of each month.

Cost of Sales

A significant portion of the Company’s cost of sales is related to content developed under the ContentLogic program and for the ArticleInsider and Popdex websites as part of the Web Properties group.

For the ContentLogic program, content developed pursuant to outright sales and licensing is developed through editors, keyword analysts and independent contractors who write and edit the copy and analyze the keywords. The Company recognizes and expenses those costs related to the content developed for outright sales to clients as the cost is incurred, while the cost of content development for licensing subject to a 12-month contract is amortized over the life of the contract. In late September 2005, the Company added a month-to-month ContentLogic licensing option, with content development costs for the month-to-month agreements expensed when incurred.

Content developed pursuant to InfoSearch’s ArticleInsider and Popdex websites increases the value of the network and yields revenue to InfoSearch over a period of years, which led to the decision to capitalize the development costs. Through December 31, 2004, the Company’s practice was to expense the cost of content developed for ArticleInsider and Popdex as the costs were incurred. However, with the ongoing management of the ArticleInsider and Popdex websites, it became apparent to InfoSearch management that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. It became apparent to InfoSearch management that it was not uncommon that an article would not begin drawing traffic until some number of months after it was posted on the network. With the advice of InfoSearch’s previous auditors, as of January 1, 2005, to better match costs to revenues, and recognize the increased value of the network, the Company began amortizing content development costs for the Web Properties group over the expected life of 36 months, which resulted in an increase in the Company’s gross margins. The Company continued to review this estimate during the year and determined that the estimated useful life should be reduced to two years as of December 31, 2005 and further reduced to one year as of December 31, 2006. InfoSearch is no longer developing significant new content for the ArticleInsider and Popdex websites, a practice which was scaled back in 2005. The total amortized expense was $394,333 for the period ending December 31, 2006, and the value of unamortized content as of December 31, 2006 was $4,082.

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measure at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula (“Black-Scholes”). At each period end, or when circumstances indicate that the Company reevaluate the accounting of the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

Equity Warrant Asset

We account for the equity warrant asset with net settlement terms to purchase preferred stock of Demand Media as a derivative. Under the terms of the warrant, InfoSearch is entitled to purchase 125,000 shares of Series C Preferred Stock of Demand Media at an exercise price of $3.85 per share. Under the accounting treatment required by SFAS No. 133, equity warrant assets with net settlement terms are recorded at fair value and are classified as investments on the balance sheet.

The fair value of the Demand Media warrant is reviewed quarterly. We value the warrant using the Black-Scholes option pricing model, which incorporates the following material assumptions:

•	Underlying asset value was estimated based on information available, including any information regarding subsequent rounds of funding or initial public offerings.

•
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, was based on indices similar in nature to the business in which Demand Media operates and yielded a volatility of 75.0%.

•	The risk-free interest rate was 4.7%.

•	Expected life of five years based on the contractual term of the warrant.

Any changes from the grant date fair value of the equity warrant asset will be recognized as increases or decreases to the equity warrant asset on our balance sheet and as net gains or losses on derivative investments within non-operating expenses in the consolidated statement of operations.

As of December 31, 2006, there was no change in the grant date fair value of the equity warrant asset.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. SFAS No. 155 is effective for financial instruments acquired, issued, or subject to a remeasurement event for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. SFAS No. 156 also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact SFAS 157 may have on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

REVENUES

Revenues decreased 19% to $7,600,060 for the year ended December 31, 2006 from $9,364,401 for the year ended December 31, 2005. The decrease in revenue is due to the reduction in revenue associated with our Web Properties group that was partially offset by increased sales and licenses of ContentLogic.

Revenue from Web Properties was $1,583,980 in 2006 versus $5,491,912 in 2005 and revenue from ContentLogic was $6,016,080 in 2006 versus $3,872,489 in 2005. Revenue for Web Properties comprised 20.8% of total revenues for 2006 and revenue for ContentLogic comprised 79.2% in 2006. This compares with 58.6% and 41.4.% of revenues attributable to Web Properties and ContentLogic sources, respectively, in 2005.

COST OF SALES AND GROSS PROFIT

The Company had a gross profit of $4,926,375 and a gross margin of 64.8% for the year ended December 31, 2006 versus gross profits of $6,819,291 and a gross margin of 72.8% for the comparable period of 2005. The cost of sales consists principally of traffic purchased for resale, customer service and content developed for sale or license to our clients.

The decrease for the year ended December 31, 2006 over the year ended December 31, 2005 in the gross profit is mainly due to the increased emphasis on content sales and licensing through the ContentLogic program, the cost of operating the affiliate network for our Web Properties group and the introduction of revenue streams from new products (Load analytics and LinkWorth links) with lower gross margins. The higher cost of traffic associated with the affiliate program in 2006 yielded lower gross margins than the traffic from organic sources that had been the primary source of traffic for our Web Properties group until late 2005. In 2006, we spent $937,960 acquiring traffic for our affiliate program that contributed to Web Properties revenue of $1,583,980 versus $730,608 spent to acquire traffic for our affiliate program in 2005 that contributed to Web Properties revenue of $5,491,912. We discontinued the affiliate network program shortly after the first quarter of 2006 as we had harvested a substantial portion of the remaining deferred revenue associated with the Web Properties group.

For the years ended December 31, 2006 and 2005, $49,360 and $604,491, respectively, of content development costs of the Company were capitalized and amortized over their useful lives. The Company recorded $192,808 and $80,711 in amortization expenses during 2006 and 2005, respectively, associated with capitalized development costs for the Web Properties group and recorded $201,525 and $174,726 in amortization expenses during 2006 and 2005, respectively, associated with capitalized content development costs for ContentLogic.

The gross profit attributable to Web Properties was $596,940 in 2006 versus $4,301,719 in 2005 and the gross profit attributable to ContentLogic was $4,329,435 in 2006 versus $2,517,572 in 2005. The gross margin experienced by Web Properties was 37.7% in 2006 versus 78.39% in 2005 and the gross margin experienced by ContentLogic was 72.0% in 2006 versus 65.0% in 2005.

OPERATING EXPENSES

Operating expenses consist of selling expenses and general and administrative expenses.

Selling expenses consist of costs incurred to develop and implement marketing and sales programs for the Company’s products for ContentLogic. These include costs associated with the marketing department participation in trade shows, media development and advertising. These selling expenses also include the costs of hiring and maintaining a sales department. These costs decreased from $2,337,747 for the year ended December 31, 2005 to $2,138,695 in the same period of 2006. The Company streamlined the sales and marketing effort and made numerous adjustments to the compensation schedule for members of the sales team and believes that it has now aligned the compensation structure with the overall goals of the Company.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, expensing of stock options and restricted stock grants, depreciation and amortization and other overhead related costs. These costs increased to $9,600,049 for the year ended December 31, 2006 from $4,753,820 for the year ended December 31, 2005. This increase is primarily attributed to increased executive compensation costs, hiring of additional personnel to address the regulatory requirement of being a public company, meeting the expected growth of the Company as it expands in the online marketing industry, increased depreciation and amortization and non-cash equity compensation expenses. On June 30, 2006 the vesting of outstanding stock options and restricted stock grants was accelerated and expensed. Expenses associated with equity grants to consultants, employees and members of the board of directors from continuing operations for the year ended December 31, 2006 were $4,144,794, which included expenses associated with stock option grants of $1,280,890 and restricted stock issued to certain employees in lieu of cash compensation of $45,000. Expenses for depreciation and amortization from continuing operations increased to $557,317 for the year ended December 31, 2006 from $420,595 for the same period in 2005. Depreciation and amortization expenses increased in 2006 as a result of increased amortization expenses associated with the reduction in amortization period to one year for capitalized content development costs associated with our Web Properties group.

OTHER NON-OPERATING INCOME/EXPENSE

Other non-operating net income is substantially comprised of liquidated damages associated with the November 2005 private placement of the Company’s securities and interest income received on the cash balances the Company maintains in money market and restricted cash accounts. Liquidated damages expense (including interest) totaled $509,904 in 2006. Interest income, net of expense increased to $92,414 in the year ended December 31, 2006, comprised of $105,820 in interest income and $13,406 in interest expense, as compared to $50,373 in interest income, net of expense for the year ended December 31, 2005, comprised of $63,164 in interest income and $12,791 in interest expense, due to the increased cash balances from private placement of common stock and sale of Answerbag.

We also experienced a gain of $1,728,443 in 2006 associated with the change in fair value of the warrants we issued in conjunction with the financing we completed in November 2005 and to Demand Media pursuant to the sale of Answerbag.

DISCONTINUED OPERATIONS

During the year ended December 31, 2006, the gain on sale of the assets of Answerbag was $1,919,962, partially offset by the loss from discontinued operations of $412,132, which included depreciation and amortization expenses of $58,212 and restricted stock expenses of $45,000. Expenses associated with option grants to employees involved in the operation of Answerbag were $33,451 for the year ended December 31, 2006.

TAXES

For the year ended December 31, 2006, the Company incurred a tax liability of $18,585, comprised of $8,300 for Delaware corporate taxes and $10,285 for California state taxes.

NET INCOME (LOSS)

We had a net loss of $4,039,908 or $.09 per share in the year ended December 31, 2006, compared to net income of $314,997, or $0.01 per share, in the comparable period of 2005. This decrease was due to a decrease in revenues and gross profit, an increase in non-cash equity compensation, employee compensation, professional fees and liquidated damages, partially offset by a change in the fair value of warrants issued and the gain on sale of Answerbag.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $2,332,906 to $2,495,654 for the year ended December 31, 2006 relative to the Company’s fiscal year ending December 31, 2005. This decline is mainly due to the use of cash on hand to fund operations during the year ended December 31, 2006.

Cash used in operating activities consisted principally of cash used in the net loss of $4,039,908 along with the change in fair value of warrants of $1,728,443 and the gain on the sale of Answerbag assets of $1,919,962, offset by non-cash charges for equity based compensation of $4,223,245, depreciation and amortization of $615,529, and liquidated damages of $509,904, and a decrease of $2,045,039 in the net change of current assets and current liabilities. The decrease in current assets and liabilities resulted primarily from increases in accounts receivable of $64,492 and in prepaid expenses and other current assets of $16,074, and decreases in deferred revenue of $2,173,306, offset somewhat by an increase in the accounts payable, accrued expenses and other liabilities of $222,141.

For the year ended December 31, 2005, cash used in operating activities of $4,473,260 consisted principally of a decrease of $4,788,257 in the net change of current assets and current liabilities. This decrease resulted primarily from increases in prepaid expenses and other current assets of $160,706, decreases in amounts refunded to customers of $754,659 and deferred revenue of $4,608,043, offset somewhat by a decrease in accounts receivable of $130,577 and an increase in the accounts payable, accrued expenses and other liabilities of $75,377.

Cash provided by (used in) investing activities for years ended December 31, 2006 and 2005 was $1,989,729 and ($762,950), respectively. For the year ended December 31, 2006, cash provided by investing activites consisted principally of the net proceeds from the sale of the Answerbag assets of $2,937,149, offset by cash payments for the purchase of Answerbag of $479,888, an increase in restricted cash of $380,530, the purchase of property and equipment of $37,640 and $49,361 for development of content. For the year ended December 31, 2005, the Company used $158,459 for the purchase of property and equipment and $604,491 for development of content related to 12-month content license agreements and the expansion of its Web Properties network.

Cash used in financing activities for the year ended December 31, 2006 of $27,229 consisted of $33,004 in principal payments on capital leases offset by $5,775 for the exercise of stock options. Cash provided by financing activities for the year ended December 31, 2005 of $8,735,811 was due to the receipts of gross proceeds of $8,767,845 from the private placement offerings in December 2004, March 2005 and November 2005 offset somewhat by principal payments on capital leases of $32,034.

As of December 31, 2006, the Company had cash and cash equivalents amounting to $2,495,654, a decrease of $2,332,906 from the balance at December 31, 2005. Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less. The Company had $380,530 in restricted cash including $302,108 in escrow from the sale of Answerbag, $23,422 held at various financial institutions and online payment processing firms, and $55,000 in certificate of deposits securing payment obligations. The Company had net working capital of $1,750,263 at December 31, 2006.

There are no material commitments for additional capital expenditures at December 31, 2006. The continuing commitment of capital is for the existing equipment capital leases and the operating lease for the Company's offices. The capital leases have future minimum lease payments of $18,632 in 2007. The operating lease for the offices has future minimum lease payments of $219,540 in 2007, $226,125 in 2008 and $95,375 in 2009.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. As a result of the material weakness described below, they have concluded that our disclosure controls and procedures were not effective as of December 31, 2006 in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

As described below, the Company has restated its financial statements for the first three quarters of 2006. Management has concluded that this restatement resulted from how the Company accounted for cancelled stock options upon the termination of employees. Under standards established by the Public Accounting Oversight Board a “material weakness” is a significant deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

At the beginning of 2006, we adopted FASB 123R, Share Based Payment, and began recording expenses associated with stock option and restricted stock grants to employees. The Company for the quarters ended March 31, June 30 and September 30, 2006 accounted for cancelled stock options upon the termination of employees by recording an expense for the unvested portion of each terminated employee’s options. Upon further examination of our accounting methodology for cancelled stock options, we determined this to be in error. We have determined that the cancelled stock options should not have been expensed and are restating our financial information for the three months ended March 31, 2006, the three and six months ended June 30, 2006 and the three and nine months ended September 30, 2006.

In order to remediate this material weakness, the Company intends to hire an outside consultant to assist it in addressing and resolving accounting and reporting matters for certain equity issuances and other complex transaction that involve the application of highly specialized accounting principles.

The Sarbanes-Oxley Act of 2002 imposed many new requirements on public companies, the most significant of which involves the documentation, testing and reporting of the effectiveness of our internal control over financial reporting. We expect this effort will involve substantial time and expense. Because we have limited resources we can devote to this effort we cannot be sure that we will be able to complete the task in a timely manner or that our internal controls will meet the standards that are currently required. We are also reviewing other procedures with respect to equity issuances in connection with the internal investigation that we announced on March 9, 2007, of the potentially improper issuance of share certificates without legends restricting transfer that may have been facilitated by Mr. Zehil. Although we are not yet required to report on our assessment of the effectiveness of our internal controls over financial reporting, until at least the end of the next fiscal year (or provide auditor attestation until the end of fiscal 2008) it is possible that we may identify one or more material weaknesses before we complete our compliance and remediation efforts.

(b) Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(f) under the Exchange Act) during the period covered by this report and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.
PART III

Item 9. Directors and Executive Officers.

The following table contains information with respect to our executive officers and directors, including their ages as of February 28, 2007. There are no family relationships between any of our executive officers or directors.

Name	Age	Position

George Lichter	55	Director, President and Chief Executive Officer

Steve Lazuka	33	Founder and former Director

Frank Knuettel II	40	Vice President and Chief Financial Officer

David Warthen	49	Vice President and Chief Technology Officer

Edan Portaro	39	Vice President, Sales

David Gagne	33	Vice President, Technology

Claudio Pinkus	50	Director, Executive Chairman

John LaValle	50	Director

George Lichter - Mr. Lichter has served as a director, President and Chief Executive Officer of the Company since August 2005. Prior to joining the Company, Mr. Lichter co-founded and served as Co-Chief Executive Officer of the Whole Body/Yoga Works, a national family of Yoga and alternative health and fitness centers from January 2002 through August 2005. He currently serves there as a member of the board of directors. Prior to co-founding Whole Body/Yoga Works, Mr. Lichter served concurrently as President of Ask Jeeves International and Chief Executive Officer of Ask Jeeves UK from May 1999 through January 2002. Prior to Ask Jeeves, Mr. Lichter was the Senior Vice President of Vivendi/Havas Interactive which, prior to its divestiture, was Cendant Software from 1994 through April 1999. Prior to that, Mr. Lichter was an entertainment attorney in the Beverly Hills law firm of Rosenfeld, Meyer & Susman. Mr. Lichter graduated Phi Beta Kappa with a bachelor’s degree from UCLA and received a Juris Doctor degree from Stanford Law School.

Steve Lazuka - Mr. Lazuka is a Founder of the Company and served as the Chief Strategy Officer from August 2005 until November 30, 2006. On January 2, 2007, Mr. Lazuka resigned as a director of the Company, a position he had held since March 2002, and, as of the date of this report, is not an officer, employee or a director of the Company. Mr. Lazuka was the Chief Executive Officer of the Company from the founding of the Company in March 2002 through August 2005. Mr. Lazuka co-founded Website Results, a marketing company in September 1998, which was sold in 2000 to 24/7 Real Media (TFSM), a publicly traded online media company. From the time of the sale to 24/7 Real Media until founding of the Company in March 2002, Mr. Lazuka served as Vice President of Operations and Business Development for 24/7 Search, the search marketing division of 24/7 Real Media. He studied Business Management at John Carroll University.

Frank Knuettel II - Mr. Knuettel has served as the Chief Financial Officer of the Company since March 2005. Mr. Knuettel was elected Corporate Secretary on March 23, 2007. Prior to joining the Company, Mr. Knuettel co-founded Internet Machines Corporation, where he held several positions, including Chief Executive Officer and Chief Financial Officer. While at Internet Machines Corporation, a fabless semiconductor company developing chips for high-speed communications devices, Mr. Knuettel raised almost $90 million in equity and debt, managed significant internal growth and ultimately led the sale of the business to IDT Corp. in 2004. Before founding Internet Machines in January 2000, Mr. Knuettel was the CFO/COO of Viking Systems, a developer of enterprise resource management systems targeted at the management of non-profit fundraising operations. As CFO/COO, Mr. Knuettel led the company through a Chapter XI reorganization and managed the post-bankruptcy Series A financing. Prior to his position at Viking, he was Vice President and Chief Financial Officer of Fightertown Entertainment, Inc. in Lake Forest, California. While at Fightertown, he was responsible for the development of the company’s strategic and expansion plans as well as all financial operations. During his tenure, Fightertown’s revenues quadrupled in two years. Mr. Knuettel is a cum laude graduate in economics from Tufts University and received an MBA in Finance and Entrepreneurial Management from The Wharton School, University of Pennsylvania.

David Warthen - Mr. Warthen has served as a Vice President and the Chief Technology Officer of the Company since June 2006. Mr. Warthen is the founder and is currently the Chief Executive Officer of Eye Games, Inc., a web-cam video game company creating games for young children. Mr. Warthen founded Eye Games, Inc. in 2004. Prior to founding Eye Games, Mr. Warthen was the Chief Technology Officer of Global Streams, a digital video processing company, from 2000 to 2002. He was the original architect for Global Streams’ general video communications products. Mr. Warthen was also a co-founder and the Chief Technology Officer of Ask Jeeves, a natural language search engine. Mr. Warthen currently serves on the board of directors of Eye Games, Inc.

Edan Portaro - Mr. Portaro has served as Vice President, Sales of the Company since March 2006.  Prior to joining InfoSearch as VP of Sales, Edan served as the Senior Sales Consultant at TechTransform, a strategic business consultancy which advises small and large companies on a variety of mission critical issues. Prior to his work at TechTransform, he was at YellowPages.com where he first held the position of Vice President, National Sales, Directional Marketing and New Business, before taking on the role of Senior Vice President, Retail and National Sales. Prior to YellowPages.com Edan, spent over a decade at TMP Worldwide/Monster Worldwide where he worked his way up the ladder through a succession of roles including Marketing Manager, Regional Sales Manager, Director New Business Development, VP Sales, Senior Vice President for New Business and finally to the position of Senior Vice President of Directional Marketing for the Monster Franchise initiative.

David Gagne - Mr. Gagne served as Vice President, Technology of the Company from June 2002 until March 13, 2007, and as of the date of this report is not employed by the Company. Mr. Gagne has been developing enterprise and Internet-based information architecture solutions for almost a decade. Mr. Gagne began his professional career in March 1998 as the lead programmer for Regeneration Technologies, Inc., a biotechnology company in North Central Florida. While there, he was integral in the creation of a corporate logistics/manufactured goods distribution and warehousing system. After a brief stint at Home Shopping Network Direct, Mr. Gagne joined Healthcare Recoveries, Inc. in November 2000, before joining InfoSearch in June 2002. Mr. Gagne has a wealth of experience managing business data systems and is accomplished in a wide range of programming languages. Mr. Gagne graduated with Honors from the University of Florida College of Liberal Arts and Sciences with a Bachelor’s Degree in English.

Claudio Pinkus - Mr. Pinkus has been a director of the Company since April 4, 2005, and has served as Executive Chairman since August 22, 2005. Mr. Pinkus brings 25 years of strategic technology management experience to the Company, with specific expertise in the search engine market. Mr. Pinkus served as Chief Operating Officer of Ask Jeeves International, Inc., as well as President and Chief Strategy Officer of Ask Jeeves, Inc. Prior to joining Ask Jeeves, he served as Chief Executive Officer of Bowne Global Solutions, the world’s largest localization services provider. Mr. Pinkus serves on the board of RevCube Media, a private Internet advertising company in San Francisco, California and World Links, a Washington, DC nonprofit entity. In addition, from August 23, 2005 until August 23, 2006, Mr. Pinkus provided consulting services to the Company with respect to its strategic direction, operation of its ContentLogic group~~,~~ and raising of capital.

John LaValle - Mr. LaValle has been a director since May 3, 2005. Mr. LaValle has over 20 years of experience with high-growth technology companies during which time he has helped raise more than $700 million in funding through venture capitalists, bank and lease financing, and public offerings. He has completed three successful IPOs and one of the largest secondary offerings ever done by any Internet company. From July 2005 until June 2006, Mr. LaValle was the COO and CFO of National Beverage Properties, a real estate company. From February 2004 until July 2005, Mr. LaValle was the CFO of TelASIC Communications, a communication chips and subsystems manufacturer. From April 2001 until August 2002, Mr. LaValle was the CFO of Kotura, Inc., a manufacturer of integrated photonics. Mr. LaValle also provided consulting services to TelASIC Communications and Kotura, Inc. from August 2002 until February 2004. Prior to Kotura, Mr. LaValle was CFO of Lightcross, Inc. a manufacturer of integrated, silicon-based optical products for telecommunications equipment. Prior to that, he was CFO and Executive Vice President of Operations of Stamps.com (IPO in 1999), CFO of Comcore Semiconductor, a high-performance DSP company (acquired by National Semiconductor in 1998), and CFO of Trikon Technologies (IPO in 1995), a chemical vapor deposition and plasma etch semiconductor equipment manufacturer. Mr. LaValle also served as CFO of Superconductor Technologies (IPO in 1992), a manufacturer of high temperature thin film superconductors used in cellular base station applications, and as CFO of PS Medical, a manufacturer of implantable neurosurgery products. Early in his career, he held senior financial analyst positions with Chevron Corporation and Andersen Consulting. Mr. LaValle received his undergraduate degree with Summa Cum Laude honors from Boston College, and earned his MBA from Harvard Business School where he was awarded multiple Fellowships. Mr. LaValle also sits on the board of CyberDefender, a Santa Monica, CA based private company producing anti-spyware software.

Code of Ethics

We have adopted a code of ethics which is applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be requested without charge by contacting the Company’s Chief Financial Officer at the Company’s principal executive offices located at 4086 Del Rey Avenue, Marina Del Rey, California 90292.

Audit Committee and Audit Committee Financial Expert

The board of directors established an Audit Committee on December 14, 2005. John LaValle is the initial and sole member of the Audit Committee. The board of directors has determined that Mr. LaValle is independent as defined in the standards established by the SEC, is financially literate and is a “financial expert” as defined in the SEC rules.

Procedure for the Consideration of Board Candidates Submitted by Stockholders

The board of directors established a Nominating Committee on May 9, 2006. John LaValle is the sole member of the Nominating Committee. The board of directors has adopted procedures for the submission of director nominees by stockholders for consideration by the board. If a determination is made that an additional director is required, the board will consider nominees submitted by the Company’s stockholders. Stockholders can submit qualified names of nominees for director by writing to our Corporate Secretary, Frank Knuettel II, at 4086 Del Rey Avenue, Marina Del Rey, California 90292. For such nominee to be considered, the nomination must be received by the Corporate Secretary not less than 90 days prior to the date of the Company’s proxy materials for the preceding year’s annual meeting and the nomination must include the following information:

•
the name and address of the proposing stockholder as it appears on the Company’s books and the number of shares of Common Stock that are owned beneficially by such stockholder (if the stockholder is not a holder of record appropriate evidence of the stockholder’s ownership must be submitted with the nomination);

•	the name, address and contact information of the nominee;

•	a statement of the nominee’s business and educational experience;

•	detailed information about any relationship or understanding between the proposing stockholder and the nominee or any other stockholder or group of stockholders; and

•	a statement that the nominee is willing to be considered and willing to serve as a director if nominated and elected.

Communications with the Board of Directors

The board of directors has established a process for stockholders to communicate with members of the board. If you would like to contact the board, you can do so by forwarding your concern, question or complaint to the Company’s Corporate Secretary, Frank Knuettel II, at 4086 Del Rey Avenue, Marina Del Rey, California 90292.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

The following tables summarize the annual compensation paid and options granted for the two years ended December 31, 2006 and 2005 to the Company’s Chief Executive Officer and other executive officers whose total annual salary and bonus for 2006 exceeded $100,000:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-Qual-ified Deferred Compen- sation Earnings ($) (h)	All other Compen-sation ($) (i)	Total ($) (j)
George Lichter (1)	2006	200,000	359,501	1,111,512	32,500	0	0	9,600	1,713,113
Chief Executive Officer	2005	54,615	0	0	0	0	0	2,400	57,015

Frank Knuettel II (2)	2006	182,917	138,236	318,731	174,651	0	0	0	814,535
Chief Financial Officer	2005	142,189	0	61,394	52,209	0	0	0	255,792

Steve Lazuka (3)	2006	208,479	74,999	0	407,596	0	0	0	691,074
Chief Strategy Officer	2005	173,958	0	0	80,182	0	0	0	254,140

David Averill (4)	2006	168,076	0	4,800	0	0	0	0	172,876
General Manager, Content Logic	2005	46,442	0	0	0	0	0	0	46,442

David Gagne (5)	2006	107,918	0	0	218,302	0	0	0	326,220
Vice President of Technology	2005	99,057	0	0	109,061	0	0	0	208,118

David Warthen (6)	2006	14,750	0	90,000	7,333	0	0	0	112,083
Vice President and Chief Technology Officer

(1) Mr. Lichter was hired as our Chief Executive Officer as of August 2005 and entered into an employment agreement on January 4, 2006. All Other Compensation for Mr. Lichter is comprised of a car allowance.

(2) Mr. Knuettel was hired as our Chief Financial Officer as of March 2005.

(3) Mr. Lazuka served as our President and Chief Executive Officer until August 22, 2005 and as Chief Strategy Officer until November 20, 2006. In 2005, Mr. Lazuka transferred options to purchase 59,165 shares of our common stock to a family member. Mr. Lazuka terminated his employment with the Company as of November 30, 2006 and terminated his service as a member of the Company’s board of directors as of January 2, 2007.

(4) Mr. Averill was hired as our General Manager, Content Logic as of September 2005. Mr. Averill subsequently resigned effective June 30, 2006.

(5) Mr. Gagne was hired June 2002 and was promoted to Vice President Technology as of July 2006. Mr. Gagne terminated his employment with the Company as of March 13, 2007.

(6) Mr. Warthen was hired as an Executive Vice President and Chief Technology Officer as of July 2006. Mr. Warthen’s employment agreement with the Company provides for an initial annual base salary of $180,000, which shall be paid in cash or shares of InfoSearch common stock issued, at the Company’s option,. The Company has the right to pay Mr. Warthen in cash or stock for the first year of his employment, which began on July 1, 2006. The Company elected to pay Mr. Warthen with stock for the first year and Mr. Warthen is receiving his base salary in the form of common stock, which amounts to 107,143 shares per month, or portion thereof, for a total of 1,285,714 shares through the one year anniversary date of his employment with the Company. The number of shares was determined based on the fair market value of the Company’s common stock on September 30, 2006. Through March 31, 2007, Mr. Warthen earned 964,286 shares of our common stock.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

	Option awards					Stock awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercis- able (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares or Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
George Lichter Chief Executive Officer (1)	325,000	0	0	0.14	12/10/2016	0	0	0	0
Frank Knuettel II	282,500	0	0	0.76	02/25/2015	0	0	0	0
Vice President and Chief Financial Officer	82,500			0.67	01/03/2016
Steve Lazuka Chief Strategy Officer (2)	541,845	0	0	1.00	12/31/2014	0	0	0	0
David Averill General Manager, Content Logic	0	0	0	0	0	0	0	0	0
David Gagne	363,432	98,750	0	1.00	02/01/2013	0	0	0	0
Vice President of Technology	11,250			0.14	12/12/2016
David Warthen Executive Vice President and Chief Technology Officer	66,667	333,333	0	0.14	09/28/2016	642,857	214,762	0	0

(1) On December 12, 2006, the board of directors approved options to purchase up to 2,097,150 shares of the Company’s common stock to George Lichter. Pursuant to the terms and subject to the limitations of the Stock Option Plan, such grant to Mr. Lichter could not exceed options to purchase up to 325,000 shares of common stock. The Company has treated the portion of such grant to the extent it exceeded options to purchase 325,000 options as invalid and void ab initio. The valid portion of the grant that survived was for options to purchase 325,000 shares of common stock. Such options were 100% vested on the date of the grant, have a term of ten years, have an exercise price of $0.17 per share, and are subject to the terms and conditions of the Stock Option Plan. On January 12, 2007, the Company granted Mr. Lichter options to purchase an aggregate of 1,772,150 shares of common stock. Of this amount, options to purchase up to 1,000,000 shares of common stock were granted under the Stock Option Plan, have a term of ten years, and have an exercise price of $0.20 per share, of which, options to purchase up to 447,150 shares of common stock were 100% vested on the date of the grant and options to purchase up to 552,850 shares of common stock vest in equal monthly installments over the 36 month period following the date of the grant. The remaining options to purchase 772,150 shares of common stock, pursuant to the January 12, 2007 grant, were granted pursuant to the terms of a separate grant agreement, which options will vest immediately upon the first occurrence of the Company reporting a net profit for a full fiscal year following fiscal year 2006. These options are for a term of ten years, have an exercise price of $0.20 per share, and are subject to terms substantially similar to grants under the Stock Option Plan.

(2) Pursuant to the terms of his option agreement, Mr. Lazuka’s options expired unexercised on February 28, 2007, three months after the termination of his employment.

DIRECTOR COMPENSATION

We compensate our non-employee directors, John LaValle and Claudio Pinkus for their service as members of our board of directors. Management directors do not receive any compensation for their services as directors other than the compensation they receive as our officers.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compen- sation ($) (d)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings (f)	All Other Compen- sation ($) (g)	Total ($) (h)
Claudio Pinkus(1)	$25,000	205,000	0	0	0	1,482,550	1,712,550
John LaValle(2)	$50,000	0	0	0	0	0	78,000
Martial Chaillet(3)	$20,833	0	0	0	0	0	50,500

(1) Mr. Pinkus receives $25,000 per year for his service as a director. On April 4, 2005, the date of his appointment to the board of directors, Mr. Pinkus was granted 100,000 shares of restricted stock which vested on April 4, 2006, the one year anniversary of his appointment. Pursuant to a consulting arrangement with the Company, Mr. Pinkus received during fiscal year 2006, 1,800,027 shares of restricted stock valued at $1,111,512, consulting income of $75,000, health care reimbursements of $7,200 and bonuses of $288,838.

(2) Mr. LaValle receives $25,000 per year for his service as a director and an additional $25,000 per year for his service as the chair and sole member of the Audit Committee.

(3) Mr. Chaillet resigned from the Company’s board of directors effective November 9, 2006, and received the pro-rated amount of his annual compensation as a director of $25,000 during fiscal 2006.

Employment Agreements

We entered into an employment agreement effective August 23, 2005 with George Lichter as Chief Executive Officer, which was subsequently amended effective July 1, 2006 (as amended, the “Lichter Employment Agreement”). The Lichter Employment Agreement, as amended, provides for an annual base salary of $250,000, subject to annual increases, and an annual performance-based bonus of up to $150,000. In addition, Mr. Lichter receives an automobile allowance of $600 per month. The Lichter Employment Agreement also includes restrictive covenants relating to competition and solicitation of our customers or employees. The Lichter Employment Agreement provides that Mr. Lichter will normally work for us four days per week. We have agreed to allow Mr. Lichter to continue to serve as an officer and director of MCS Ventures and Yoga Works, Inc., but only to the extent that Mr. Lichter’s continued service does not materially interfere with the performance of his duties to us.

Pursuant to the Lichter Employment Agreement, Mr. Lichter was granted, under the Stock Option Plan, a restricted stock award representing 675,000 shares of our common stock, of which 225,000 shares vested on January 4, 2006 and the remaining shares vested in three installments of 150,000 shares each on February 23, 2006, April 23, 2006 and August 23, 2006.   Mr. Lichter may participate, as a selling stockholder, in any financing transaction undertaken by us for the purpose of satisfying the tax liability incurred by Mr. Lichter as a result of the restricted stock award. Pursuant to the Lichter Employment Agreement, the Company paid Mr. Lichter’s tax liability in connection with his restricted stock grant. Lichter was also subsequently granted an additional stock award representing 675,000 shares of our common stock, of which 225,000 shares vested on January 4, 2006 and the remaining shares vested in three installments of 150,000 shares each on February 23, 2006, April 23, 2006 and August 23, 2006. Pursuant to the decision by the board of directors to accelerate the vesting of outstanding options and shares of restricted stock, all of these options and shares of restricted stock became fully exercisable as of June 30, 2006.

Mr. Lichter may terminate the Lichter Employment Agreement and his employment with the Company for Good Reason (as defined in the Lichter Employment Agreement), including in connection with a Change of Control (as defined in the Lichter Employment Agreement) that results in the termination of Mr. Lichter’s employment with the Company or a material adverse change in Mr. Lichter’s duties and responsibilities. If Mr. Lichter terminates the Lichter Employment Agreement and his employment with the Company for Good Reason or in connection with a Change of Control as described above, or if the Company terminates the Lichter Employment Agreement and Mr. Lichter’s employment with the Company without Cause (as defined in the Lichter Employment Agreement) (and, with respect to (ii), (iii) and (iv) below, so long as Mr. Lichter has not and does not violate certain provisions of the Lichter Employment Agreement), the Company will pay or provide to Mr. Lichter: (i) any earned but unpaid base salary, unpaid pro rata annual bonus and unused vacation days accrued through his last day of employment with the Company, including any carryover days; (ii) Mr. Lichter’s full base salary for six months; (iii) Mr. Lichter’s annual bonuses that he would have been awarded during the same six month period; and (iv) continued coverage, at the Company’s expense, under all benefits plans in which Mr. Lichter was a participant immediately prior to his last date of employment with the Company. In addition, any unvested shares of restricted common stock granted pursuant to the Lichter Employment Agreement will automatically vest.

The Lichter Employment Agreement also includes restrictive covenants relating to competition and solicitation of our customers or employees, and employment under the Lichter Employment Agreement is at will and therefore InfoSearch may terminate Mr. Lichter’s employment at any time and for any reason subject to the provisions set forth above.

We entered into an executive employment agreement with Steve Lazuka dated December 29, 2004 which terminated on December 31, 2006 (as amended, the “Lazuka Employment Agreement”). In connection with the appointment of Mr. Lichter as our President and Chief Executive Officer, Mr. Lazuka’s employment agreement was amended. The amendment reaffirmed all of the provisions of the prior agreement, including those establishing the term of employment and compensation payable to Mr. Lazuka. The amendment revised Mr. Lazuka’s position and title from President and Chief Executive Officer to Chief Strategy Officer and from Chairman to Director.  The Lazuka Employment Agreement provided for an initial annual base salary of $175,000, with a minimum annual increase in base salary of 10%. The Lazuka Employment Agreement also provided for an annual performance-based bonus of up to $175,000, as determined by the Company’s board of directors. The Lazuka Employment Agreement expired pursuant to its terms on December 31, 2006. The Lazuka Employment Agreement included restrictive covenants relating to competition and solicitation of our customers or employees. Under the Lazuka Employment Agreement, Mr. Lazuka received options to purchase up to 600,000 shares of our common stock under the Stock Option Plan, which vested in three equal installments after six months, 12 months and 24 months (options to purchase 58,155 shares were subsequently transferred to a family member of Mr. Lazuka over which Mr. Lazuka exercises no control and does not share voting or dispositive power). The exercise price of the options granted pursuant to the Lazuka Employment Agreement is $1.00 per share. Pursuant to the decision by the board of directors to accelerate the vesting of outstanding options and shares of restricted stock, all of these options and shares of restricted stock became fully exercisable as of June 30, 2006. In addition, we were obligated to include in any financing transaction up to 1,000,000 shares of our common stock owned by Mr. Lazuka. We also agreed to include all shares of our common stock owned by Mr. Lazuka that are not sold in such a financing transaction in any registration statement filed by us (other than a registration statement filed solely to register an employee compensation plan on a Form S-8) and provided Mr. Lazuka the right to demand such registration in the event that we fail to register such shares within 12 months. Mr. Lazuka agreed to execute a standard lock-up agreement related to his common stock for a period of 12 months.

On November 1, 2006, we provided notice to Mr. Lazuka that we would not renew the Lazuka Employment Agreement. On December 5, 2006, we entered into an amendment to the Lazuka Employment Agreement with Steve Lazuka. Pursuant to the amendment, as of November 30, 2006, Mr. Lazuka ceased serving as our Chief Strategy Officer, but he continued to serve as a member of our board of directors. Pursuant to the amendment, Mr. Lazuka was to receive 12 additional payments of $3,750 over a six month period, totaling $45,000. In addition, the non-competition restrictions of original employment agreement were reduced from two years to one year. Mr. Lazuka also agreed that he would not make any demand on the Company or otherwise require the Company to register his shares. Mr. Lazuka resigned as a member of the board of directors effective January 2, 2007.

We also have entered into an executive employment agreement with Frank Knuettel II, dated March 8, 2005 (the “Knuettel Employment Agreement”). The Knuettel Employment Agreement provides for an initial annual base salary of $175,000, provided that if Mr. Knuettel remains in the employment of the Company in the month following the second consecutive quarter that the Company is profitable on a GAAP basis, his annual base salary will be increased to $185,000. The Knuettel Employment Agreement further provides for a potential target bonus equal to 30% of his then current annual base salary, contingent on the Company’s achieving revenue and operating income goals and Mr. Knuettel’s attaining individual goals established by the board of directors. Under the Knuettel Employment Agreement, Mr. Knuettel received options to purchase up to 262,500 shares of our common stock at an exercise price of $0.76 per share pursuant to the Stock Option Plan, which vest over a four-year period. Additionally, Mr. Knuettel received an award of 352,500 restricted shares of our common stock, which also vest over a four-year period of his employment with the Company. Mr. Knuettel was also subsequently granted an additional stock award representing 167,500 shares, under which 25% of the shares vested on January 4, 2006, 12.5% of the shares vested on July 7, 2006 and the remaining shares will vest over three years in equal, monthly installments, ending on January 4, 2009. Mr. Knuettel was granted an additional option award representing 82,500 shares, under which 25% of the shares vested on January 4, 2006, 12.5% of the shares vested on July 7, 2006 and the remaining shares will vest over three years in equal, monthly installments, ending on January 4, 2009. Pursuant to the decision by the board of directors to accelerate the vesting of outstanding options and shares of restricted stock, all of these options and shares of restricted stock became fully exercisable as of June 30, 2006.

Mr. Knuettel may terminate the Knuettel Employment Agreement and his employment with the Company for Good Reason (as defined in the Knuettel Employment Agreement and which includes a Change of Control (as defined in the Knuettel Employment Agreement) without Mr. Knuettel’s consent). If Mr. Knuettel terminates the Knuettel Employment Agreement and his employment with the Company for Good Reason, the Company will pay or provide to Mr. Knuettel: (i) any earned but unpaid base salary; (ii) a severance payment in an amount equal to six months of Mr. Knuettel’s base salary; and (iii) to the extent that Mr. Knuettel holds any unvested portion of the option or shares of restricted stock granted to him pursuant to the Knuettel Employment Agreement, the portion of the option so granted and the shares of restricted common stock that would otherwise vest in the two year period following the date of termination of Mr. Knuettel’s employment with the Company will, as of the date of termination become fully vested. If the Company terminates the Knuettel Employment Agreement and Mr. Knuettel’s employment with the Company without Cause (as defined in the Knuettel Employment Agreement), the Company shall pay to Mr. Knuettel (i) any earned but unpaid base salary; (ii) base salary for the six month period following the date of such termination; (iii) any bonus earned or accrued through the date of such termination; and (iv) one year acceleration of the unvested portion, if any, of the option and shares of restricted common stock granted pursuant to the Knuettel Employment Agreement. At the election of Mr. Knuettel, the severance benefits are payable by the Company in a lump sum within 45 days after his last day of employment. The Knuettel Employment Agreement also includes restrictive covenants relating to competition and solicitation of our customers or employees, and employment under the Knuettel Employment Agreement is at will and therefore InfoSearch may terminate Mr. Knuettel’s employment at any time and for any reason subject to the provisions set forth above.

We also entered into an Employment Agreement with David Gagne which provided for an annual salary in the amount of $100,008. Mr. Gagne’s Employment Agreement was amended on January 16, 2007 and provided for a base salary of $145,000 per annum, the creation of an annual bonus of up to 35% of base compensation, the granting of an option to purchase 100,000 shares of the Company’s common stock, with such option vesting over 24 months and a termination provision providing severance payment equal to six months of his base salary and six months of acceleration of his unvested stock options in the event that Mr. Gagne is terminated by the Company for other than cause. Mr. Gagne resigned from the Company as of March 13, 2007. The Company entered into a two-month consulting agreement with Mr. Gagne whereby Mr. Gagne agreed to provide transition and support services in return for gross compensation of $12,083 per month.

We made an offer of employment, which was accepted and may be deemed an employment agreement, to Edan Portaro, our Vice President of Sales on March 14, 2006 (the “Portaro Employment Agreement”). The Portaro Employment Agreement does not have a termination date and provides for an initial annual base salary of $150,000 and further provides for a potential target bonus equal to 150% of base salary, contingent on Mr. Portaro attaining goals established by the Chief Executive Officer. Under the Portaro Employment Agreement, Mr. Portaro received options to purchase up to 200,000 shares of our common stock pursuant to the Stock Option Plan, 50,000 of which shall vest after one year and the remaining 150,000 will vest in equal monthly installments during the following three years. Pursuant to the decision by the board of directors to accelerate the vesting of outstanding options and shares of restricted stock, all of these options and shares of restricted stock became fully exercisable as of June 30, 2006. The Portaro Employment Agreement also provides that in the event that Mr. Portaro’s position is eliminated or his responsibilities are materially reduced within six months following a change in control, he will receive severance payment equal to six months of his base salary and full acceleration of his unvested stock options. Further, the Portaro Employment Agreement provides that in the event that Mr. Portaro’s position is eliminated or his responsibilities are materially reduced for any reason other than cause or permanent disability, he will receive severance payment equal to six months of his base salary and six months of acceleration of his unvested stock options.

We made an offer of employment, which was accepted and may be deemed an employment agreement, to David Warthen, our Chief Technology Officer on June 11, 2006 (the “Warthen Employment Agreement”). The Warthen Employment Agreement does not have a termination date. Mr. Warthen also currently serves as the Chief Executive Officer of Eye Games, Inc., a developer of web-cam, interactive video games. We do not have any relationship with Eye Games, Inc., and we have never been a party to any transaction or agreement with Eye Games, Inc. The Warthen Employment Agreement provides for an initial annual base salary of $180,000, which shall be paid in cash or shares of InfoSearch common stock issued, at the Company’s option. The Company has the right to pay Mr. Warthen in cash or stock for the first year of his employment, which began on July 1, 2006. The Company elected to pay Mr. Warthen with stock for the first year and Mr. Warthen is receiving his base salary in the form of common stock, which amounts to 107,143 shares per month, or portion thereof, for a total of 1,285,714 shares through the one year anniversary date of his employment with the Company. The number of shares was determined based on the fair market value of the Company’s common stock on September 30, 2006. Through March 31, 2007, Mr. Warthen earned 964,286 shares of our common stock. Under the Warthen Employment Agreement, Mr. Warthen received options to purchase up to 400,000 share of our common stock pursuant to the Stock Option Plan, which shall vest in equal monthly installments over three years. Mr. Warthen’s employment with InfoSearch is on an “at will” basis.

2004 Stock Option Plan

The Stock Option Plan gives the board of directors the ability to provide incentives through grants or awards of stock options, stock appreciation rights, and restricted stock awards (collectively, “Awards”) to present and future employees of InfoSearch. Outside directors, consultants and other advisors are also eligible to receive Awards under the Stock Option Plan.

Pursuant to an amendment, a total of 10,450,000 shares of our common stock are reserved for issuance under the Stock Option Plan. If an incentive award expires or terminates unexercised or is forfeited, or if any shares are surrendered to us in connection with an Award, the shares subject to such award and the surrendered shares will become available for further awards under the Stock Option Plan. As of December 31, 2006, 5,277,511 shares or options were issued and outstanding, leaving a balance of 5,172,489 shares in the Stock Option Plan for future issuance.

Shares issued under the Stock Option Plan through the settlement, assumption or substitution of outstanding Awards or obligations to grant future Awards as a condition of acquiring another entity will not reduce the maximum number of shares available under the Stock Option Plan. In addition, the number of shares subject to the Stock Option Plan, any number of shares subject to any numerical limit in the Stock Option Plan, and the number of shares and terms of any Award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

No more than 1,000,000 shares of the authorized shares may be allocated to Awards granted or awarded to any individual participant during any calendar year. Any shares of restricted stock and any shares underlying a grant of options that are forfeited will not count against this limit.

The board of directors or one of its committees administers the Stock Option Plan. If Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and Rule 16b-3 under the Exchange Act apply to us and the Stock Option Plan, then each member of the board of directors or committee, which must have at least two members, must meet the standards of independence necessary to be classified as an “outside director” for purposes of Section 162(m) of the Code and an outside director for the purposes of Rule 16b-3 of the Exchange Act. Subject to the terms of the Stock Option Plan, the board of directors or the committee administering the Stock Option Plan will have complete authority and discretion to determine the terms of Awards.

The Stock Option Plan authorizes the grant of incentive stock options and nonqualified stock options. Incentive stock options are stock options that satisfy the requirements of Section 422 of the Code. Nonqualified stock options are stock options that do not satisfy the requirements of Section 422 of the Code. Options granted under the Stock Option Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The board of directors or the committee administering the Stock Option Plan determines the period of time during which an option may be exercised, as well as any vesting schedule, except that no option may be exercised more than ten years after the date of grant. The exercise price for shares of common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant.

Under the Stock Option Plan, a participant may not surrender an option for the grant of a new option with a lower exercise price or another incentive award. In addition, if a participant’s option is cancelled before its termination date, the participant may not receive another option within six months of the cancellation date unless the exercise price of the new option equals or exceeds the exercise price of the cancelled option.

A stock option may also have a reload feature. Under this feature, if the grantee pays the exercise price in the form of previously owned shares of common stock, then the grantee may receive a reload option for the same number of shares surrendered in payment of the exercise price. The exercise price of the reload option will be equal to the fair market value of the common stock on the date the option is exercised.

The Stock Option Plan also authorizes the grant of restricted stock awards on terms and conditions established by the board of directors or the committee administering the Stock Option Plan. The terms and conditions will include the designation of a restriction period during which the shares are not transferable and are subject to forfeiture.

The board of directors or the committee administering the Stock Option Plan may grant stock appreciation rights (SARs) under the Stock Option Plan. Subject to the terms of the award, SARs entitle the participant to receive a distribution in an amount not to exceed the number of shares of common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the SAR and the market price of a share of common stock on the date of grant of the SAR. Such distributions are payable in cash or shares of common stock, or a combination thereof, as determined by the committee.

The board of directors may suspend or terminate the Stock Option Plan without stockholder approval or ratification at any time or from time to time. Unless sooner terminated, the Stock Option Plan will terminate on December 15, 2014. The board of directors may also amend the Stock Option Plan at any time.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of February 28, 2007 by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group~~:~~. Unless otherwise indicated, the address of each beneficial owner is 4086 Del Rey Avenue, Marina Del Rey, California 90292.

Name and Address of Beneficial Owner	Amount (1)	Percent Of Class
George Lichter (2)	2,684,248	5.21%
Steve Lazuka (3)	4,195,499	8.15%
David Warthen (4)	903,969	1.76%
Frank Knuettel II (5)	424,499	*
Edan Portaro (6)	240,000	*
David Gagne (7)	373,849	*
Claudio Pinkus	1,259,427	2.45%
John LaValle	100,000	*
Trinad Capital Master Fund, Ltd. (8) 2121 Avenue of the Starts, Suite 1650 Los Angeles, Ca 90067	7,604,537	14.77%
Bruce Galloway (9)	3,945,250	7.66%
All Executive Officers and Directors as a group (total of 7 persons) (10)	5,985,992	11.63%

* represents beneficial ownership of less than 1%

(1)
Beneficial ownership is calculated based on 51,483,696 shares of common stock outstanding as of February 28, 2007. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock subject to restricted stock grants, options or warrants held by that person that are currently exercisable or issuable or exercisable or issuable within 60 days of February 28, 2007. The shares issuable pursuant to those restricted stock grants, options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.

(2)	Includes 818,221 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of February 28, 2007.

(3)
Mr. Lazuka disclaims beneficial ownership of 1,526,780 shares of common stock that are held by The Melissa A. Lazuka Living Trust U/A 11/26/04, Melissa A. Lazuka TTEE, that are included in this number. Mr. Lazuka ceased to be an officer of the Company as of November 30, 2006 and ceased to be a director of the Company on January 2, 2007. Mr. Lazuka’s address is 9319 Hermitage Road, Chardon, Ohio 44024.

(4)	Includes 111,111 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of February 28, 2007.

(5)
Includes 345,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of February 28, 2007. Includes 79,499 shares of common stock which are held by the Knuettel Family Trust of which Mr. Knuettel and Lara Knuettel are co-trustees and share voting and dispositive power.

(6)	Includes 200,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of February 28, 2007.

(7)	Includes 367,599 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of February 28, 2007.

(8)
Based solely upon a Schedule 13G filed with the SEC by Trinad Capital Master Fund, Ltd. on November 13, 2006, and subsequently modified by a Form 4 filed with the SEC on February 28, 2007. These securities are owned directly by Trinad Capital Master Fund, Ltd. (the "Master Fund") which is a reporting person. These securities may be deemed to be beneficially owned by Trinad Management, LLC, the investment manager of the Master Fund and Trinad Capital LP; a controlling stockholder of the Master Fund; Trinad Advisors II LLC, the general partner of Trinad Capital LP; Robert S. Ellin, the managing director of and portfolio manager for Trinad Management, LLC and the managing director of Trinad Advisors II LLC and Jay A. Wolf a managing director of and portfolio manager for Trinad Management, LLC and a managing director of Trinad Advisors II LLC. Each such reporting person disclaims beneficial ownership of the reported securities except to the extent of his or its pecuniary interest therein, and this report shall not be deemed an admission that such reporting person is the beneficial owner of the securities for purposes of Section 16 of the Exchange Act, or for any other purpose. The business address for Trinad Capital Master Fund, Ltd. is 2121 Avenue of the Stars, Suite 1650, Los Angeles, California 90067.

(9)
Based solely upon a Schedule 13G, filed with the SEC by Bruce Galloway on November 28, 2006. Includes 2,675,250 shares of common stock held by Strategic Turnaround Equity Partners (Cayman) (“STEP”), 833,000 shares of common stock held by Mr. Galloway, 179,000 shares of common stock held by Mr. Galloway’s spouse, 60,000 shares of common stock held by Mr. Galloway’s son, 100,000 shares of common stock held by Jacombs Investment Inc., 98,000 shares of common stock held by RexonGalloway, and 30,000 shares of common stock held by Gary Herman’s IRA. Galloway Capital management, LLC, a Delaware limited liability company is the general partner of STEP. Mr. Galloway and Mr. Herman are the managing members of Galloway Capital Management, LLC, and Mr. Galloway owns a majority of the membership interests in Galloway Capital Management, LLC. Mr. Galloway owns approximately 20% of the partnership interests in STEP as of November 1, 2006.  The principal business address for Mr. Galloway is c/o Galloway Capital Management, LLC, 720 Fifth Avenue, 10th floor, New York, New York 10019.

(10)	Excludes shares held by Steve Lazuka.

(a)	Equity Compensation Plan Information

The following table sets forth, as of December 31, 2006, the number of securities outstanding, the weighted average exercise price of such options, warrants and rights and the number of securities remaining available for future issuance under the Company’s compensation plans previously approved by the Company’s stockholders and the Company’s compensation plans not previously approved by the Company’s stockholders:

Plan category	Number of securities to be issued on exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	2,381,946	$0.58	5,197,548
Equity compensation plans not approved by security holders	0	0	0
Total	2,381,946	$0.58	5,197,548

Item 12. Certain Relationships and Related Transactions.

As of December 31, 2006, the Company had a loan due from Walter Lazuka, an InfoSearch stockholder, and brother of our former director and executive officer Steve Lazuka, totaling $25,000. This loan was entered into with Mr. Walter Lazuka in a series of transactions from March 19, 2004 through September 16, 2004. This loan was written off as uncollectible as of June 30, 2006.

On August 23, 2005, we entered into a 12-month consulting agreement with Claudio Pinkus, a member of our board of directors (the “Pinkus Consulting Agreement”). The Pinkus Consulting Agreement provided for an annual consulting fee of $100,000 to be paid in semi-monthly payments. The Pinkus Consulting Agreement also provides for a quarterly bonus payment of up to $25,000 for each quarter, as determined by the Company’s board of directors. Pursuant to the Pinkus Consulting Agreement, Mr. Pinkus provided strategic and financial advisory consulting services to us as requested by our Chief Executive Officer or our board of directors. Pursuant to the Pinkus Consulting Agreement, Mr. Pinkus was also granted 1,350,000 shares of restricted stock, of which 450,000 shares vested on January 4, 2006, 300,000 shares vested on each of February 23, 2006 and April 23, 2006 and a remaining installment of 300,000 shares vested on June 30, 2006. Pursuant to the Pinkus Consulting Agreement, on April 5, 2006, the board of directors approved the payment of $203,513 in cash and a grant of 450,027 shares of common stock to Mr. Pinkus in repayment of his tax obligations. The Pinkus Consulting Agreement expired pursuant to its terms on August 23, 2006, and on November 9, 2006 our board of directors granted Mr. Pinkus his full quarterly bonus for the second and third quarters of 2006.

The Company is listed on the OTC Bulletin Board which does not have a requirement that a majority of the board of directors be independent. The board of directors has adopted the definition of “independent” included in the New York Stock Exchange Listed Company Manual and has determined that, of the members of the board of directors, only John LaValle is independent. The board of directors established an Audit Committee on December 14, 2005, and established a Nominating Committee and a Compensation Committee on May 9, 2006. Mr. LaValle is the sole member of the Audit Committee and the Nominating Committee. Mr. LaValle and Claudio Pinkus are members of the Compensation Committee.

Item 13. Exhibits

(a)  The following exhibits are to be filed as part of this report:

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
2.1	Agreement and Plan of Merger and Reorganization dated as of December 30, 2004 among Trafficlogic, Inc., MAC Worldwide, Inc. and Trafficlogic Acquisition Corp.	Exhibit 2.1 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

2.2	Split Off Agreement dated December 30, 2004 among MAC Worldwide, Inc., Vincenzo Cavallo, Anthony Cavallo, Mimi & Coco, Inc. and Trafficlogic, Inc.	Exhibit 2.2 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.1.1	Certificate of Incorporation	Exhibit 3.1 to Company’s Form SB-2 filed on July 31, 2002, File Number 333-97385)

3.1.2	Certificate of Amendment to Certificate of Incorporation of MAC Worldwide, Inc.	Exhibit 3.1.2 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.1.3	Certificate of Amendment to Certificate of Incorporation of MAC Worldwide, Inc.	Exhibit 3.1.3 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.2	Amended and Restated Bylaws	Exhibit 3.3 to Company’s Form SB-2/A filed on March 23, 2006, File Number 333-130173

4.1	Specimen stock certificate representing the Company’s common stock	Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2 filed on July 31, 2002 (Registration No. 333-97385)

4.2	Form of Warrant issued in connection with the Securities Purchase Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 4.1 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

4.3	Form of Warrants issued to Demand Media, Inc.	Exhibit 4.1 to InfoSearch's Current Report on Form 8-K filed on October 6, 2006, File No. 333-97385

4.4*	Common Stock Purchase Warrant issued to Gemini Partners, Inc. on July 6, 2006

4.5*	Form of Common Stock Purchase Warrants issued to GP Group LLC on August 6, 2006, September 6, 2006 and October 6, 2006

10.1	Employment Agreement dated December 29, 2004 between InfoSearch and Steve Lazuka (1)	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.2	Engagement Agreement dated September 27, 2004 between Trafficlogic, Inc. and CFO 911	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.3	Lock Up Agreements between MAC Worldwide, Inc. and Trafficlogic, Inc. related to Common Stock acquired in the Merger by Steve Lazuka, Charles Dargan, Kelly Bakst and David Gagne	Exhibit 10.3 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.4	Stock Option Plan (1)	Exhibit 10.5 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.5	Subscription Agreement	Exhibit 10.6 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.6	Employment Agreement dated March 8, 2005 between InfoSearch and Frank Knuettel II (1)	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on March 14, 2005 File No. 333-97385

10.7	Employment Agreement dated August 23, 2005 between InfoSearch Media, Inc. and George Lichter (1)	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on August 26, 2005 File No. 333-97385

10.8	Amendment to Employment Agreement between InfoSearch and Steve Lazuka which was originally executed on December 29, 2004 (1)	Exhibit 10.2 to InfoSearch’s Current Report on Form 8-K filed on August 26, 2005 File No. 333-97385

10.9	Securities Purchase Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

10.10	Registration Rights Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 10.2 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

10.11	Agreement and Plan of Merger and Reorganization among InfoSearch, Apollo Acquisition Corp., Answerbag and Joel Downs, Sunny Walia and Richard Gazan dated as of February 21, 2006	Exhibit 2.1 to InfoSearch’s Current Report on Form 8-K filed on February 27, 2006 File No. 333-97385

10.12	Employment Agreement dated March 14, 2006 between InfoSearch and Edan Portaro (1)	Exhibit 10.18 to InfoSearch’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

10.13	Consulting Agreement dated August 23, 2005 between InfoSearch and Claudio Pinkus (1)	Exhibit 10.19 to InfoSearch’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

10.14	Asset Purchase Agreement	Exhibit 10.21 to InfoSearch’s Current Report on Form 8-K filed on October 6, 2006 File No. 333-97385

10.15	Amendment, dated as of November 3, 2006, to Employment Agreement, dated as of January 4, 2006, between InfoSearch and George Lichter (1)	Exhibit 10.22 to InfoSearch’s Current Report on Form 8-K filed on November 6, 2006 File No. 333-97385

10.16	Amendment to Employment Agreement, dated December 5, 2006, between InfoSearch and Steve Lazuka	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K/A filed on December 12, 2006 File No. 333-97385

10.17	Form of Indemnity Agreement	Exhibit 10.4 to InfoSearch's Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.18*	Employment Agreement dated June 11, 2006 between InfoSearch and David Warthen (1)

10.19*	Form of Incentive Stock Option Agreement under the MAC Worldwide, Inc. 2004 Stock Option Plan, as amended (1)

10.20*	Form of Restricted Stock Agreement under the MAC Worldwide, Inc. 2004 Stock Option Plan, as amended (1)

14	Code of Ethics	Exhibit 14 to Company’s Annual Report on Form 10-KSB filed on April 15, 2005 File No. 333-97385

21	List of Subsidiaries	Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

23.1*	Consent of Singer Lewak Greenbaum & Goldstein LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Included in this filing.

(1) A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 13 of Form 10-KSB.

Item 14. Principal Accountant Fees and Expenses.

The Audit Committee has implemented policies and procedures for the pre-approval of all audit, audit-related and tax services for the Company, which meets the requirements under the Sarbanes-Oxley Act of 2002 and SEC rules. The Audit Committee has pre-approved certain audit, audit-related, and tax services to be performed by our independent auditors, Singer Lewak Greenbaum and Goldstein LLP.

Singer Lewak Greenbaum and Goldstein LLP was the independent registered public accounting firm that audited the Company’s financial statements for the fiscal years ending December 31, 2005 and 2006. The aggregate fees billed by Singer Lewak Greenbaum and Goldstein LLP in connection with audit and non-audit services rendered for fiscal years 2006 and 2005 are as follows:

	Year Ended December 31,
	2006	%	2005	%
Audit Fees[1]	$254,709		$118,393
Audit Related Fees[2]	$110,619	100.0%	$10,000	100.0%
Tax Fees[3]	$7,493	100.0%	$0	0%
All Other Fees[4]	$0	—	$0	—
TOTAL	$372,821		$128,393

(1)
Represents fees for professional services rendered in connection with the audit of our annual financial statements, reviews of our quarterly financial statements and advice provided on accounting matters that arose in connection with audit services.

(2)	Represents fees for professional services related to the filing of SB-2 registration statements and other statutory or regulatory filings.

(3)	Represents fees for tax services provided in connection with general tax matters.

(4)	All other fees represent fees for services provided to the Company that are not otherwise included in the categories above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

INFOSEARCH MEDIA, INC.

/s/ George Lichter
By: George Lichter
Its: Chief Executive Officer

Date: April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Lichter
By: George Lichter
Its: Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 17, 2007

/s/ Frank Knuettel II
By: Frank Knuettel II
Its: Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 17, 2007

/s/ John LaValle
By: John LaValle
Its: Director
Date: April 17, 2007

/s/ Claudio Pinkus
By: Claudio Pinkus
Its: Director
Date: April 17, 2007

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
2.1	Agreement and Plan of Merger and Reorganization dated as of December 30, 2004 among Trafficlogic, Inc., MAC Worldwide, Inc. and Trafficlogic Acquisition Corp.	Exhibit 2.1 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

2.2	Split Off Agreement dated December 30, 2004 among MAC Worldwide, Inc., Vincenzo Cavallo, Anthony Cavallo, Mimi & Coco, Inc. and Trafficlogic, Inc.	Exhibit 2.2 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.1.1	Certificate of Incorporation	Exhibit 3.1 to Company’s Form SB-2 filed on July 31, 2002, File Number 333-97385)

3.1.2	Certificate of Amendment to Certificate of Incorporation of MAC Worldwide, Inc.	Exhibit 3.1.2 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.1.3	Certificate of Amendment to Certificate of Incorporation of MAC Worldwide, Inc.	Exhibit 3.1.3 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.2	Amended and Restated Bylaws	Exhibit 3.3 to Company’s Form SB-2/A filed on March 23, 2006, File Number 333-130173

4.1	Specimen stock certificate representing the Company’s common stock	Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2 filed on July 31, 2002 (Registration No. 333-97385)

4.2	Form of Warrant issued in connection with the Securities Purchase Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 4.1 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

4.3	Form of Warrants issued to Demand Media, Inc.	Exhibit 4.1 to InfoSearch's Current Report on Form 8-K filed on October 6, 2006, File No. 333-97385

4.4*	Common Stock Purchase Warrant issued to Gemini Partners, Inc. on July 6, 2006

4.5*	Form of Common Stock Purchase Warrants issued to GP Group LLC on August 6, 2006, September 6, 2006 and October 6, 2006

10.1	Employment Agreement dated December 29, 2004 between InfoSearch and Steve Lazuka (1)	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.2	Engagement Agreement dated September 27, 2004 between Trafficlogic, Inc. and CFO 911	Exhibit 10.2 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.3	Lock Up Agreements between MAC Worldwide, Inc. and Trafficlogic, Inc. related to Common Stock acquired in the Merger by Steve Lazuka, Charles Dargan, Kelly Bakst and David Gagne	Exhibit 10.3 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.4	Stock Option Plan (1)	Exhibit 10.5 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.5	Subscription Agreement	Exhibit 10.6 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.6	Employment Agreement dated March 8, 2005 between InfoSearch and Frank Knuettel II (1)	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on March 14, 2005 File No. 333-97385

10.7	Employment Agreement dated August 23, 2005 between InfoSearch Media, Inc. and George Lichter (1)	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on August 26, 2005 File No. 333-97385

10.8	Amendment to Employment Agreement between InfoSearch and Steve Lazuka which was originally executed on December 29, 2004 (1)	Exhibit 10.2 to InfoSearch’s Current Report on Form 8-K filed on August 26, 2005 File No. 333-97385

10.9	Securities Purchase Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

10.10	Registration Rights Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 10.2 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

10.11	Agreement and Plan of Merger and Reorganization among InfoSearch, Apollo Acquisition Corp., Answerbag and Joel Downs, Sunny Walia and Richard Gazan dated as of February 21, 2006	Exhibit 2.1 to InfoSearch’s Current Report on Form 8-K filed on February 27, 2006 File No. 333-97385

10.12	Employment Agreement dated March 14, 2006 between InfoSearch and Edan Portaro (1)	Exhibit 10.18 to InfoSearch’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

10.13	Consulting Agreement dated August 23, 2005 between InfoSearch and Claudio Pinkus (1)	Exhibit 10.19 to InfoSearch’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

10.14	Asset Purchase Agreement	Exhibit 10.21 to InfoSearch’s Current Report on Form 8-K filed on October 6, 2006 File No. 333-97385

10.15	Amendment, dated as of November 3, 2006, to Employment Agreement, dated as of January 4, 2006, between InfoSearch and George Lichter (1)	Exhibit 10.22 to InfoSearch’s Current Report on Form 8-K filed on November 6, 2006 File No. 333-97385

10.16	Amendment to Employment Agreement, dated December 5, 2006, between InfoSearch and Steve Lazuka	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K/A filed on December 12, 2006 File No. 333-97385

10.17	Form of Indemnity Agreement	Exhibit 10.4 to InfoSearch's Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.18*	Employment Agreement dated June 11, 2006 between InfoSearch and David Warthen (1)

10.19*	Form of Incentive Stock Option Agreement under the MAC Worldwide, Inc. 2004 Stock Option Plan, as amended (1)

10.20*	Form of Restricted Stock Agreement under the MAC Worldwide, Inc. 2004 Stock Option Plan, as amended (1)

14	Code of Ethics	Exhibit 14 to Company’s Annual Report on Form 10-KSB filed on April 15, 2005 File No. 333-97385

21	List of Subsidiaries	Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

23.1*	Consent of Singer Lewak Greenbaum & Goldstein LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Included in this filing.

(1) A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 13 of Form 10-KSB.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INFOSEARCH MEDIA, INC.
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
InfoSearch Media, Inc.
Marina Del Rey, California

We have audited the consolidated balance sheets of InfoSearch Media, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoSearch Media, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Singer Lewak Greenbaum & Goldstein LLP
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 17, 2007

INFOSEARCH MEDIA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,495,654	$4,828,560
Restricted cash	380,530	-
Accounts receivable	68,941	4,449
Due from related parties	50,732	25,000
Prepaid and other current assets	201,604	209,762

TOTAL CURRENT ASSETS	3,197,461	5,067,771

EMPLOYEE ADVANCE	1,000	2,500

CONTENT DEVELOPMENT	4,083	349,054

PROPERTY AND EQUIPMENT, NET	131,139	285,021

SECURITY DEPOSIT	37,500	37,500

EQUITY WARRANT ASSET	308,837	-

TOTAL ASSETS	$3,680,020	$5,741,846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$204,271	$276,704
Accrued bonuses	264,515	176,505
Accrued expenses	400,052	268,645
Accrued expenses Answerbag acquisition	75,156	-
Capital leases	17,621	33,004
Deferred revenue	454,741	2,074,103
Provision for refunds payable/chargebacks	30,842	44,151
TOTAL CURRENT LIABILITIES	1,447,198	2,873,112

CAPITAL LEASES, NET OF CURRENT PORTION	-	17,621

DEFERRED REVENUE, NET OF CURRENT PORTION	-	553,943

FAIR VALUE OF WARRANT LIABILITY	1,396,215	2,526,272

TOTAL LIABILITIES	2,843,413	5,970,948

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, undesignated, par value $.001per share, 25,000,000 shares
authorized; no shares issued and outstanding;	-	-
Common stock, $.001 par value, authorized 200,000,000 shares;
issued and outstanding 51,162,267 and 42,277,775, respectively	51,491	42,278
Committed stock, 164,282 shares	22,586	-
Additional paid in capital	11,130,109	6,056,291
Accumulated deficit	(10,367,580)	(6,327,671)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT):	836,606	(229,102)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,680,020	$5,741,846

The accompanying notes are an integral part of the consolidated financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005
CONTENTLOGIC SALES	$6,016,080	$3,872,489
WEB PROPERTIES SALES	1,583,980	5,491,912
NET SALES	7,600,060	9,364,401

CONTENTLOGIC COST OF SALES	1,686,645	1,354,917
WEB PROPERTIES COST OF SALES	987,040	1,190,193
COST OF SALES	2,673,685	2,545,110

GROSS PROFIT	4,926,375	6,819,291

OPERATING EXPENSES
General & administrative	9,600,049	4,753,820
Sales & marketing	2,138,695	2,337,747

TOTAL COSTS AND EXPENSES	11,738,744	7,091,567

LOSS FROM OPERATIONS	(6,812,369)	(272,276)

CHANGE IN FAIR VALUE OF WARRANTS	1,728,443	536,900

LIQUIDATED DAMAGES	(502,397)	-

OTHER EXPENSES	(35,244)	-

INTEREST EXPENSE	(13,406)	(12,791)

INTEREST INCOME	105,820	63,164

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX	(5,529,153)	314,997

TAXES FROM CONTINUING OPERATIONS	18,585	-

NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(5,547,738)	314,997

DISCONTINUED OPERATIONS (NOTE 12)
Loss from discontinued operations of Answerbag, Inc.	(412,132)	-

Gain on disposal of discontinued operations	1,919,962	-

Tax Provision	-	-

EARNINGS FROM DISCONTINUED OPERATIONS	1,507,830	-

NET EARNINGS (LOSS)	$(4,039,908)	$314,997

EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS -
BASIC	$(0.12)	$0.01
DILUTED	$(0.12)	$0.01
EARNINGS (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS -
BASIC	$0.03	$-
DILUTED	$0.03	$-
EARNINGS (LOSS) PER SHARE
BASIC	$(0.09)	$0.01
DILUTED	$(0.09)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	47,202,261	42,277,775

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	47,202,261	43,055,104

The accompanying notes are an integral part of the consolidated financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

						Total
	Common Stock		Comitted Common	Additional Paid-In	Accumulated	Stockholders' Equity
	Shares	Amount	Stock	Capital	Deficit	(Deficit)
BALANCE - December 31, 2004	33,560,275	$33,561	$-	$3,193,093	$(6,642,669)	$(3,416,015)

Oversold common stock	250,000	250		249,750		250,000
Stock issued for services	20,000	20		75,980		76,000
Restricted stock	88,125	88		443,639		443,727
Equity compensation to consultants				125,775		125,775
Stock issued pursuant to private placement	8,359,375	8,359		5,341,641		5,350,000
Private placement costs				(532,022)		(532,022)
Fair value of warrants liability				(3,063,172)		(3,063,172)
Subscription receivable	(3,699,868)	(3,700)		(3,252,954)		(3,256,654)
Stock issued from subscription receivable	3,699,868	3,700		3,474,561		3,478,261
Net earnings					314,999	314,999

BALANCE - December 31, 2005	42,277,775	$42,278	$-	$6,056,291	$(6,327,670)	$(229,101)

Restricted stock	4,974,786	4,975		2,889,450		2,894,425
Answerbag acquisition	844,748	844		264,930		265,774
Returned shares Steve Lazuka	(1,000,000)	(1,000)		1,000		-
Committted stock			22,586			22,586
Stock option exercise	41,250	41		5,734		5,775
Employee option compsenation expense				1,314,341		1,314,341
Stock grants	27,500	28		8,222		8,250
Stock-bright star award	18,525	19		6,211		6,230
Liquidated damages	4,306,613	4,306		505,598		509,904
Gemini warrants				68,752		68,752
GP Group warrants				9,580		9,580
Net loss					(4,039,908)	(4,039,908)

BALANCE - December 31, 2006	51,491,197	$51,491	$22,586	$11,130,109	$(10,367,580)	$836,606

The accompanying notes are an integral part of the consolidated financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(4,039,908)	$314,997

Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation and amortization	615,529	420,595
Equity based compensation	4,223,245	645,502
Issuance of warrants	78,331
Loss from disposal of fixed assets	10,937	-
Liquidated damages	509,904	-
Change in fair value of warrants	(1,728,443)	(536,900)
Gain on sale of Answerbag assets	(1,919,962)	-
Changes in assets and liabilities:
Accounts receivable	(64,492)	130,577
Prepaid expenses and other current assets	(16,074)	(160,706)
Accounts payable, accrued expenses and other liabilities	222,141	75,377
Provision for refunds	(13,309)	(754,659)
Deferred revenue	(2,173,306)	(4,608,043)
NET CASH USED IN OPERATING ACTIVITIES	(4,295,406)	(4,473,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(380,530)	-
Net cash payments in purchase of Answerbag	(479,888)	-
Net proceeds from sales of Answerbag assets	2,937,149	-
Capital expenditures - fixed assets	(37,640)	(158,459)
Capital expenditures - content development	(49,361)	(604,491)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,989,729	(762,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of capital lease obligations	(33,004)	(32,034)
Stock option exercise	5,775	-
Gross proceeds from private placements	-	8,767,845
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(27,229)	8,735,811

Net increase (decrease) in cash and cash equivalents	(2,332,906)	3,499,601

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,828,560	1,328,959

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,495,654	$4,828,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$13,406	$12,791

Income tax paid (refunded)	$18,585	$(6,097)

NON-CASH SUPPLEMENTAL DISCLOSURE OF INVESTING
AND FINANCING ACTIVITIES:
Stock issued or committed to be issued for the acquisition of Answerbag	$462,499	-

The accompanying notes are an integral part of the consolidated financial statements.

InfoSearch Media, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005

1. Organization and Nature of Operations

On December 31, 2004, Trafficlogic, Inc., a California corporation (“Trafficlogic”) merged with MAC Worldwide, Inc. (“MAC”); the surviving company changed its name to InfoSearch Media, Inc. (“InfoSearch” or the “Company”). Such merger consisted of three related transactions: (1) the merger (the “Merger”) of Trafficlogic with and into a newly organized and wholly-owned subsidiary of MAC, Trafficlogic Acquisition Corp., a Delaware corporation, which later changed its name to Trafficlogic, Inc. (“Acquisition Sub”); (2) the disposition of MAC’s wholly-owned operating subsidiary, Mimi & Coco, Inc., a Canadian corporation; and (3) the closing of a private placement offering of common stock, par value $0.001 per share (the “Private Placement Transaction”). The current officers and directors of the Company are listed on page 28 of the Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company is a Los Angeles-based provider of "smart," search-targeted text and video content for the Internet, designed to obtain higher rankings, brand recognition and better website performance for publishing and media clients. InfoSearch's network of professional writers, editors, other technical specialists and video production facilities also help businesses succeed on the Web by implementing text and video content-based Internet marketing solutions. InfoSearch’s search marketing solutions involve online content that supports the non-paid search marketing initiatives of its clients. Non-paid search results, (otherwise known as organic) are the search results that the search engines find on the World Wide Web as opposed to those listings for which companies pay for placement.

The Company’s principal executive offices are located at 4086 Del Rey Avenue, Marina Del Rey, California 90292. The Company’s telephone number is (310) 437-7380.

2. Restatement of Quarterly Financial Information

The Company previously accounted for cancelled stock options upon the termination of employees by recording an expense for the unvested portion of each terminated employee’s options in each of the first three quarters of the year ended December 31, 2006. Upon further examination of its accounting methodology for cancelled stock options, the Company determined this to be in error. The Company has determined that the cancelled stock options should not have been expensed and is restating the financial information below for the three months ended March 31, 2006, the three and six months ended June 30, 2006 and the three and nine months ended September 30, 2006.

The effects of the restatement on general and administrative expenses, loss from continuing operations, net loss, additional paid in capital and earnings per share, basic and diluted, for the Company and for continuing operations as of and for the three months ended March 31, 2006 are as follows:

	Three months ended March 31, 2006
	AS ORIGINALLY REPORTED	RESTATED ADJUSTMENTS	AS RESTATED
	(unaudited)	(unaudited)	(unaudited)
General and administrative	$2,296,366	$(356,355)	$1,940,011

Income (loss) from continuing operations	(296,086)	356,355	60,269

Net income (loss)	$(296,086)	$356,355	$60,269

Additional paid in capital	7,445,330	(356,355)	7,088,975

EARNINGS (LOSS) PER SHARE FROM
CONTINUING OPERATIONS
BASIC	$(0.01)	$0.01	$0.00
DILUTED	$(0.01)	$0.01	$0.00

EARNINGS (LOSS) PER SHARE
BASIC	$(0.01)	$0.01	$0.00
DILUTED	$(0.01)	$0.01	$0.00

The effects of the restatement on general and administrative expenses, loss from continuing operations, net loss, additional paid in capital and earnings per share, basic and diluted, as of and for the three and six months ended June 30, 2006 are as follows:

	Three months ended June 30, 2006
	AS ORIGINALLY REPORTED	RESTATED ADJUSTMENTS	AS RESTATED
	(unaudited)	(unaudited)	(unaudited)
General and administrative	$5,598,027	$(56,562)	$5,541,465

Income (loss) from continuing operations	(3,846,717)	56,562	(3,790,155)

Net income (loss)	$(3,846,717)	$56,562	$(3,790,155)

Additional paid in capital	10,795,098	(56,562)	10,738,536

EARNINGS (LOSS) PER SHARE FROM
CONTINUING OPERATIONS
BASIC	$(0.08)	$0.00	$(0.08)
DILUTED	$(0.08)	$0.00	$(0.08)

EARNINGS (LOSS) PER SHARE
BASIC	$(0.08)	$0.00	$(0.08)
DILUTED	$(0.08)	$0.00	$(0.08)

	Six months ended June 30, 2006
	AS ORIGINALLY REPORTED	RESTATED ADJUSTMENTS	AS RESTATED
	(unaudited)	(unaudited)	(unaudited)
General and administrative	$7,817,208	$(412,917)	$7,404,291

Income (loss) from continuing operations	(4,142,801)	412,917	(3,729,884)

Net income (loss)	$(4,142,801)	$412,917	$(3,729,884)

Additional paid in capital	10,795,098	(412,917)	10,382,181

EARNINGS (LOSS) PER SHARE FROM
CONTINUING OPERATIONS
BASIC	$(0.09)	$0.01	$(0.08)
DILUTED	$(0.09)	$0.01	$(0.08)

EARNINGS (LOSS) PER SHARE
BASIC	$(0.09)	$0.01	$(0.08)
DILUTED	$(0.09)	$0.01	$(0.08)

The effects of the restatement on general and administrative expenses, loss from continuing operations, net loss, additional paid in capital and earnings per share, basic and diluted, as of and for the three and nine months ended September 30, 2006 are as follows:

	Three months ended September 30, 2006
	AS ORIGINALLY REPORTED	RESTATED ADJUSTMENTS	AS RESTATED
	(unaudited)	(unaudited)	(unaudited)
General and administrative	$1,444,647	$(101,656)	$1,342,991

Income (loss) from continuing operations	$(475,114)	101,656	(373,458)

Net income (loss)	$(751,898)	$101,656	$(650,242)

Additional paid in capital	11,598,416	(101,656)	11,496,760

EARNINGS (LOSS) PER SHARE FROM
CONTINUING OPERATIONS
BASIC	$(0.01)	$0.00	$(0.01)
DILUTED	$(0.01)	$0.00	$(0.01)

EARNINGS (LOSS) PER SHARE
BASIC	$(0.02)	$0.00	$(0.01)
DILUTED	$(0.02)	$0.00	$(0.01)

	Nine months ended September 30, 2006
	AS ORIGINALLY REPORTED	RESTATED ADJUSTMENTS	AS RESTATED
	(unaudited)	(unaudited)	(unaudited)
General and administrative	$9,104,840	$(514,573)	$8,590,267

Income (loss) from continuing operations	$(4,510,829)	514,573	(3,996,256)

Net income (loss)	$(4,894,699)	$514,573	$(4,380,126)

Additional paid in capital	11,598,416	(514,573)	11,083,843

EARNINGS (LOSS) PER SHARE FROM
CONTINUING OPERATIONS
BASIC	$(0.10)	$0.01	$(0.09)
DILUTED	$(0.10)	$0.01	$(0.09)

EARNINGS (LOSS) PER SHARE
BASIC	$(0.11)	$0.01	$(0.10)
DILUTED	$(0.11)	$0.01	$(0.10)

3.  Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and one subsidiary, Answerbag, Inc., a California corporation, which was acquired by the Company in March 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s revenues are derived principally from the licensing or sale of unique content developed for its clients under the ContentLogic program or the sale of advertising on a cost-per-click (“CPC”) basis to one of the websites in the Web Properties group.

For the ContentLogic program, the Company derives revenue through the licensing and sale of content to third party website owners. Content sale revenue is recognized when the content is delivered to and accepted by the client. Revenue earned through a 12-month license agreement is treated as an installment sale and prorated revenue is recognized on a monthly basis over the life of the agreement. Clients subject to a 12-month licensing agreement have the right to continue leasing the content at the end of the term on a month-to-month basis. In late September, 2005, the Company added a month-to-month licensing program with higher fees. Revenue earned under month-to-month licensing agreements is recognized on a monthly basis. As part of the ContentLogic program, the Company also earns revenue from Web analytics and advertising link sales. Revenue earned from these services is recognized on a monthly basis pursuant to a month-to-month license agreement. Client deposits received in advance of work being completed for such services are deferred until the revenue is earned.

The Company derives revenue from the Web Properties websites on a CPC basis as traffic is distributed to Google AdSense advertisers. The Company has established a partnership with Google through which Google pays InfoSearch fees for clicks on advertisements sponsored by Google and displayed on the Answerbag, ArticleInsider and Popdex websites. The Company recognizes revenue associated with the Google AdSense program as reported by Google to the Company at the end of each month.

Cost of Sales

A significant portion of the Company’s cost of sales is related to content developed under the ContentLogic program and for content developed for display on the Web Properties group’s websites.

For the ContentLogic program, content developed pursuant to outright sales and licensing is developed through editors, keyword analysts and independent contractors who write and edit the copy and analyze the keywords. The Company recognizes and expenses those costs related to the content developed for outright sales to clients as the cost is incurred, while the cost of content development for licensing subject to a 12-month contract is amortized over the life of the contract. In late September 2005, the Company added a month-to-month ContentLogic licensing option, with content development costs for the month-to-month agreements expensed when incurred.

Content developed pursuant to InfoSearch’s ArticleInsider and Popdex websites increase the value of the network and yield revenue to InfoSearch over a period of years, which led to the decision to capitalize the development costs. Through December 31, 2004, the Company’s practice was to expense the cost of content developed for ArticleInsider and Popdex as the costs were incurred. However, with the ongoing management of the ArticleInsider and Popdex websites, it became apparent to InfoSearch management that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. It became apparent to InfoSearch management that it was not uncommon that an article would not begin drawing traffic until some number of months after it was posted on the network. As of January 1, 2005, to better match costs to revenues, and recognize the increased value of the network, the Company began amortizing Web Properties content development costs over the expected life of 36 months, which resulted in an increase in the Company’s gross margins. The Company continued to review this estimate during the year and determined that the estimated useful life should be reduced to two years as of December 31, 2005 and further reduced to one year as of December 31, 2006. InfoSearch is no longer developing significant new content for the ArticleInsider and Popdex websites, a practice which was scaled back in 2005. The total value of unamortized content as of December 31, 2006 was $4,082 and the Company recorded an amortized content expense for the year ended December 31, 2006 of $394,333.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less. The Company had $380,530 in restricted cash including $302,108 in escrow from the sale of Answerbag, Inc., $23,422 held at various financial institutions and online payment processing firms, and $55,000 in certificate of deposits securing payment obligations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At December 31, 2006, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

Credit is generally extended based upon an evaluation of each customer's financial condition, with terms consistent in the industry and no collateral required. The Company determines an allowance for collectibility on a periodic basis. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible.

For the years ended December 31, 2006 and 2005, the Company recorded an expense related to chargebacks of $181,375 and $76,429, respectively. As a matter of practice, the Company does not extend credit and thus has limited accounts receivable. However, in certain instances, situations arise, often after a customer has been a client for a period, where the monthly prepayments made, typically in electronic form, are rejected by the credit card processor. In limited situations, this can arise due to a dispute with the Company and in others where the client will no longer honor charges on this card. In certain instances decisions are made to refund the deposits or accept the rejected charges, and in other instances the original charge is no longer collectable.

Property and Equipment

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

Long-Lived Asset Impairment

The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Based upon the anticipated future income and cash flow from operations and other factors, relevant in the opinion of the Company’s management, there has been no impairment.

Fair Value of Financial Instruments

To meet the reporting requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values.

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measure at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula (“Black Scholes”). At each period end, or when circumstances indicate that the Company reevaluate the accounting of the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

Deferred Revenue

Deferred revenue primarily represents payments received from customers as deposits in advance of the delivery of content, links or analytics under the ContentLogic program. In addition, a small remaining amount of the deferred revenue is associated with the Web Properties group. This deferred revenue results from payments received from customers as deposits in excess of revenue earned based on click-through activity (website visitations) for our ArticleInsider and Popdex websites and will be recognized as traffic is delivered.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

The Company adopted SFAS 123(R) using the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations during the twelve months ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options was $1,314,341 for the year ended December 31, 2006, and was recorded in the financial statements as follows:

Year Ended December 31, 2006
Selling and marketing	$194,267
General and administrative	1,086,712
Discontinued operations	33,451
Total share-based compensation expense for stock options	$1,314,341

As all of the stock option grants issued to employees prior to June 30, 2006 had exercise prices above the closing price at the end of the second quarter, the board of directors, in an effort to maintain employee retention, approved the acceleration of vesting of stock option grants and restricted stock grants, in the amount of 1,428,403 shares and 1,042,240 shares, respectively. Grants for all employees employed as of the close of business on June 30, 2006 were accelerated as of June 30, 2006. This resulted in a share-based compensation expense of $1,041,029 associated with the acceleration of stock option grants and $718,790 associated with restricted stock grants. Both of these values are included in the total share-based compensation expense of $4,223,245 for the year ended December 31, 2006.

During the year ended December 31, 2005, there was no share-based compensation expense related to stock options recognized under the intrinsic value method in accordance with APB 25. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows:

Year Ended
December 31, 2005
Net earnings, as reported	$314,998
Less: total stock based compensation, net of related tax effect	730,288
Pro forma net loss	$(415,290)
Net earnings (loss) per share:
Earnings per share, basic and diluted, as reported	$0.01
Loss per share, basic and diluted, pro forma	$(0.01)

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2006 and 2005: expected life, five years following the grant date; stock volatility, 110.75% and 107.5%, respectively; risk-free interest rates of 4.57% and 4.35%, respectively; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statements of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience of forfeited stock options as a percent of total options granted.

Reclassifications

Certain account balances in the prior year have been reclassified to permit comparison with the current year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154") that addresses accounting for changes in accounting principals, changes in accounting estimates, and changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principals and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principal, or the method of applying it, may be inseparable from the effect of the change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization, or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005. The adoption of this new standard did not have a material impact in the Company’s financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 did not have a material impact on our financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. SFAS No. 155 is effective for financial instruments acquired, issued, or subject to a remeasurement event for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. SFAS No. 156 also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact SFAS 157 may have on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

4. Accounts Receivable

At December 31, 2006, accounts receivable from operations of $68,941, of which $9,980 was due from Google, $6,436 was due from LinkWorth and $52,525 were due from content licensing or purchase customers, including $30,466 due from Demand Media, Inc. At December 31, 2005, the Company’s Google partnership accounted for all of the Company’s accounts receivable. The Company has not experienced any problem with collectibility of receivables.

At December 31, 2006 accounts receivable from related parties was $50,732, of which $19,338 is due from George Lichter, CEO and $31,394 is due from David Warthen, CTO, to repay the Company for income taxes paid on behalf of each individual, respectively. Mr. Lichter paid the full amount to the Company in January 2007 and Mr. Warthen paid the full amount to the Company in March 2007.

5. Property and Equipment

The property and equipment for the year ended December 31, 2006 and 2005 was:

	2006	2005
Computer equipment	$355,794	$350,637
Software	35,907	55,843
Other equipment	42,918	42,918
Leasehold improvements	62,076	62,076
Furniture and fixtures	48,167	48,167
Total fixed assets	544,862	559,641
Less: Accumulated depreciation	(413,723)	(274,620)
Net property and equipment	$131,139	$285,021

Depreciation expense for the years ended December 31, 2006 and 2005 was $167,220 and $165,158, respectively.

Property and equipment under capital leases was $90,348 and $108,893 at December 31, 2006 and 2005, respectively. Depreciation expenses related to equipment under capital leases was $30,454 at December 31, 2006 and $34,393 at December 31, 2005.

6. Equity Warrant Asset

We account for the equity warrant asset with net settlement terms to purchase preferred stock of Demand Media as a derivative. Under the terms of the warrant, InfoSearch is entitled to purchase 125,000 shares of Series C Preferred Stock of Demand Media at an exercise price of $3.85 per share. Under the accounting treatment required by SFAS No. 133, equity warrant assets with net settlement terms are recorded at fair value and are classified as investments on the balance sheet.

The fair value of the Demand Media warrant is reviewed quarterly. We value the warrant using the Black-Scholes option pricing model, which incorporates the following material assumptions:

•	Underlying asset value was estimated based on information available, including any information regarding subsequent rounds of funding or initial public offerings.

•
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, was based on indices similar in nature to the business in which Demand Media operates and yielded a volatility of 75.0%.

•	The risk-free interest rate was 4.7%.

•	Expected life of five years based on the contractual term of the warrant.

Any changes from the grant date fair value of the equity warrant asset will be recognized as increases or decreases to the equity warrant asset on our consolidated balance sheet and as net gains or losses on derivative investments within non-operating expenses in the consolidated statement of operations.

As of December 31, 2006, there was no change in the grant date fair value of the equity warrant asset.

7.  Deferred Revenue

Deferred revenue represents payments received from customers as follows: (1) in excess of revenue earned based on click-through activity (website visitations) and will be recognized as actual click-throughs occur and (2) as deposits in advance of delivery of content under the ContentLogic program.

As of December 31, 2006, the Company had deferred revenue of $454,741, all of which is classified as current. As of December 31, 2005, the current portion of the deferred revenue is $2,074,103 and the long term portion of the deferred revenue is $553,943. The Company allocates between the current portion and the long term portion based upon its historical experience and its estimate of click through activity over the succeeding 12 months.

8. Income Taxes

The following table reconciles the Federal statutory rate of 35% to the Company’s effective tax rate:

	Year Ended December 31,
	2006	2005
Expected income tax (benefit)	$(1,367,249)	$148,977
State tax (benefit), net of Federal effect	1,056	26,093
Permanent differences	(31,722)	0
Increase in valuation allowance	1,268,058	(174,270)
Other	148,442	0
Actual Income tax	$18,585	$800

The components of the Company’s deferred tax asset at December 31, 2006 are as follows:

Net operating loss	$3,772,813
Share-based compensation	597,634
Accrued compensation	61,576
Other	47,682
Valuation allowance	(4,479,705)
Deferred tax asset	$-

As of December 31, 2006, the Company had Federal net operating losses totaling approximately $8,818,703, which will expire in 2024. The change in valuation analysis of the Federal deferred tax asset at December 31, 2006 was $1,268,058. As of December 31, 2006, the Company had California net operating losses totaling approximately $8,760,796, which will expire in between 2014 and 2016. The change in valuation analysis of the state deferred tax asset at December 31, 2006 was $336,509.

9. Net Income (loss) Per Share

Net income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. As of December 31, 2006, 13,035,918 shares exercisable from stock options, restricted stock and warrants are excluded from the computation of net earnings (loss) per share as their effect would be anti-dilutive. As of December 31, 2005 there were 777,329 potentially dilutive shares which were included in the computations and there were 2,313,641 potentially dilutive shares excluded from the computation of net earnings (loss) due to the exercise price being greater than the Company’s weighted average stock price for the period.

10. Stockholders’ Equity (Deficit)

The authorized capital stock currently consists of 200,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share, the rights and preferences of which may be established from time to time by the Company’s board of directors. As of December 31, 2006, there were 51,162,267 shares of the Company’s common stock issued and outstanding and options exercisable, warrants exercisable or restricted stock for 13,035,918 shares of common stock. No other securities, including without limitation any preferred stock, convertible securities, options, warrants, promissory notes or debentures are outstanding.

Common Stock

Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election. Subject to preferences that may be applicable to any shares of preferred stock outstanding at the time, holders of common stock are entitled to receive dividends ratably, if any, as may be declared from time to time by the board of directors out of funds legally available therefore.

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

Upon the closing of the Private Placement Transaction, on December 31, 2004, the Company sold 3,699,868 shares of common stock to investors in a Private Placement Transaction, at a price of $1.00 per share, for a total of $3,478,261 net of expenses. Net proceeds were received by the Company on January 3, 2005. In connection with the Merger and the Private Placement Transaction, the Company issued warrants exercisable for 300,000 shares of common stock to a financial advisor for services rendered in the Merger. The warrants, which were subsequently cancelled in connection with the settlement agreement discussed below, were exercisable at $1.00 per share, vested immediately and had a term of five years. These securities where offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The investors in the Private Placement Transaction were all “accredited investors” as that term is defined under Regulation D. The investors were provided a confidential offering memorandum and executed individual subscription agreements in which they made representations regarding their sophistication and qualifications as accredited investors.

On January 24, 2005, pursuant to a letter agreement between the Company and an investor relations firm, the Company issued options exercisable for 150,000 shares of common stock in return for services rendered to InfoSearch. The options are exercisable at a price of $3.25 per share and expire on January 24, 2012. The Company recorded a total of $125,775 in option expense relating to this transaction. The Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, because the transaction did not involve any public offering and was made in connection with a privately negotiated transaction. The fair value of the options was calculated as of January 24, 2005 using the Black-Scholes pricing model with the following assumptions: expected life, 84 months following the grant date; stock volatility, 168.00%; risk-free interest rate of 3.97%; and no dividends during the expected term.

On February 16, 2005, pursuant to a consulting agreement between the Company and its investor relations firm, the Company issued 20,000 shares of common stock to our investor relations firm in return for services rendered for a total of $76,000 to InfoSearch. The Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder, because the transaction did not involve any public offering and was made in connection with a privately negotiated transaction.

On March 1, 2005, the Company issued 250,000 shares of common stock in a private placement transaction to an accredited investor who paid $250,000 to InfoSearch for the shares. These securities where offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The investor was an “accredited investor” as that term is defined under Regulation D. The investor was provided a confidential offering memorandum and executed individual subscription agreements in which the investor made representations regarding its sophistication and qualifications as an accredited investor.

On November 7, 2005, the Company issued 8,359,375 shares of common stock in a private placement transaction to 15 accredited investors for the purchase price of $0.64 per share (representing a 20% discount to the closing price of our common stock on November 2, 2005) for total proceeds of $5.35 million. In addition, the investors received 4,179,686 warrants to purchase 4,179,686 shares of common stock. The warrants expire on November 7, 2010 and are exercisable at a price of $0.88 per share. These securities where offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The investors were “accredited investors” as that term is defined under Regulation D.

As required by the private placement transaction on November 7, 2005, a registration statement was not declared effective by the SEC within the timeframe set forth in the Registration Rights Agreement, the Company was required to pay liquidated damages and related interest of $509,904 during the year ended December 31, 2006. On August 22, 2006, the investors agreed to accept 4,306,613 shares of the Company’s common stock in exchange for extinguishment of this liability. The number of shares issued in exchange for the liquidated damages was determined based on a discount to the average of the Company’s stock price for the five days preceding the first issuance date, which is the date three days following receipt of the minimum two-thirds majority necessary to amend the Registration Rights Agreement. These shares were issued to the investors on October 4, 2006, and are recorded as equity as of December 31, 2006. The interest expense associated with the liquidated damages was $7,507.

The warrants issued to all participants in the November 7, 2005 private placement require the Company to settle the contracts by the delivery of registered shares. At the date of issuance, the Company did not have an effective registration statement related to the shares that could be issued should the warrant holders exercise the warrants. In addition, the warrant holders have the right to require that the Company settle the warrant on a net-cash basis in a fundamental transaction, regardless of the form of tender underlying the fundamental transaction. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the rights of the warrant holders to settle in cash potentially in preference to other stockholders receiving other forms of consideration, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants are being treated as a liability. The fair value of the warrants was calculated as of November 7, 2005 using the Black-Scholes pricing model with the following assumptions: expected life, 60 months following the grant date; stock volatility, 152.00%; risk-free interest rate of 4.5%; and no dividends during the expected term.

The fair value of the warrants at the date of issuance is recorded as a warrant liability on the balance sheet and the change in fair value at each reporting date was included in other income on the income statement under change in fair value of warrant liability. The value of the warrants on the date of the transaction and as of December 31, 2005 was $3,063,172 and $2,526,272, respectively. In addition, the fair value decreased from December 31, 2005 through December 31, 2006 by $2,041,134. The change in fair value was calculated by using the Black-Scholes pricing model with the following assumptions: expected life, 46 months as of December 31, 2006; stock volatility, 110.12%; risk-free interest rate of 4.6%; and no dividends during the expected term.

On July 6, 2006, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”), with Gemini Partners, Inc. (“Gemini”), pursuant to which the Company issued to Gemini a Common Stock Purchase Warrant immediately exercisable into 300,000 shares of the Company’s common stock at a price of $0.01 per share. Such warrant expires on January 1, 2010. Pursuant to the Settlement Agreement, Gemini agreed to cancel its existing warrant to purchase 300,000 shares of our common stock at a purchase price of $1.00 per share. The Company has performed an EITF 00-19 analysis of the warrants issued pursuant to the Settlement Agreement and determined that they will be accounted for as equity. The fair value of the warrant was calculated as of July 6, 2006 using the Black-Scholes pricing model with the following assumptions: expected life of 54 months following the grant date; stock volatility of 104.13%; risk-free interest rate of 5.2%; and no dividends during the expected term. The fair value of the warrant was determined to be $68,752.  The warrant was offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

On July 6, 2006, the Company entered into a GP Group Consulting Agreement (the “Consulting Agreement”) with GP Group, LLC (“GP Group”), pursuant to which it issued to GP Group a Common Stock Purchase Warrant on August 6, 2006, September 6, 2006 and October 6, 2006, each such warrant immediately exercisable into 20,000 shares of the Company’s common stock at a price of $0.01 per share. Each such warrant expires on January 1, 2010.   The Company has performed an EITF 00-19 analysis of the warrants issued pursuant to the Consulting Agreement and determined that they will be accounted for as equity. The fair values of the warrants were calculated as of each respective issuance dates using the Black-Scholes pricing model with the following assumptions: expected life of 46, 45, and 44 months following the grant dates; stock volatility~~,~~ of 104.12%, 106.98%, and 109.50%; risk-free interest rates of 4.88%, 4.76% and 4.66%; and no dividends during the expected term, for warrants issued August 6, September 6, and October 6, 2006, respectively. The fair values of the three warrants were determined to be $4,165, $2,804 and $2,611, respectively. The Consulting Agreement was terminated effective October 24, 2006. The warrants were offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

The Company issued 4,510,411 shares of restricted common stock in 2006 to members of the Company’s board of directors and certain officers. The Company incurred $2,894,423 in non-cash equity compensation expenses associated with these grants, of which $2,849,423 was included in general and administrative expense and $45,000 was included in discontinued operations. The Company issued 46,025 shares of common stock to certain employees as part of incentive or severance programs, incurring $14,480 in non-cash equity compensation expenses.

Preferred Stock

The board of directors is authorized, without further stockholder approval, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. These shares may have rights senior to the common stock. At December 31, 2005 and 2006, the Company had no shares of preferred stock outstanding.

The description of our securities contained herein is a summary only and may be exclusive of certain information that may be important to you. For more complete information, you should read our Certificate of Incorporation and its restatements and amendments, together with our corporate bylaws.

11.  Stock Option Plan

The 2004 Stock Option Plan gives the board of directors the ability to provide incentives through grants or awards of stock options, stock appreciation rights, and restricted stock awards (collectively, “Awards”) to present and future employees of us and our affiliated companies. Outside directors, consultants, and other advisors are also eligible to receive Awards under the 2004 Stock Option Plan.

On June 30, 2006, all of the stock option grants issued to employees prior to June 30, 2006 had exercise prices above the closing price at the end of the second quarter. The board of directors, in an effort to maintain employee retention, approved the acceleration of vesting of stock option grants and restricted stock grants, in the amount of 1,428,403 shares and 1,042,240 shares, respectively. Grants for all employees employed as of the close of business on June 30, 2006 were accelerated as of June 30, 2006. This resulted in a share-based compensation expense of $1,041,029, associated with the acceleration of stock option grants and $718,790 associated with restricted stock grants. Both of these values are included in the total share-based compensation expense of $4,223,245 for the year-ended December 31, 2006.

On December 12, 2006, the 2004 Stock Option Plan was amended (as amended, the “Plan”) by a vote of the stockholders to increase the number of shares of common stock reserved to issuance to 10,425,000 from 5,212,500. If an incentive award expires or terminates unexercised or is forfeited, or if any shares are surrendered to us in connection with an Award, the shares subject to such award and the surrendered shares will become available for further awards under the Plan.

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

The Plan authorizes the grant of Incentive Stock Options and Nonqualified Stock Options. Incentive Stock Options are stock options that satisfy the requirements of Section 422 of the Code. Nonqualified Stock Options are stock options that do not satisfy the requirements of Section 422 of the Code. Options granted under the Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The committee determines the period of time during which an Option may be exercised, as well as any vesting schedule, except that no Option may be exercised more than ten years after the date of grant. The exercise price for shares of common stock covered by an Option cannot be less than the fair market value of the common stock on the date of grant.

A summary of the Company’s stock option activity is as follows:

	# of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	3,278,141	$0.93
Granted	1,999,000	$0.27
Exercised	(41,250)	$0.14
Cancelled / Forfeited	(2,084,272)	$0.85
Outstanding as of December 31, 2006	3,151,619	$0.58	8.60	$71,400
Exercisable as of December 31, 2006	2,381,946	$0.76	8.21	$22,315
Expected to vest in future years	770,199	$0.16	3.64	$58,050

The weighted average grant date fair value of options granted during the year ended December 31, 2006 was $0.22. The intrinsic value of options exercised during the year ended December 31, 2006 was $2,888.

Additional information regarding options outstanding at December 31, 2006 is as follows:

	Options outstanding			Options exercisable
Exercise prices	Number of shares	Weighted average remaining contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.14	533,750	9.75	0.14	73,980	0.14
$0.17	574,000	9.94	0.17	327,925	0.17
$0.22	48,123	9.57	0.22	4,385	0.22
$0.23	20,000	9.83	0.23	0	0.23
$0.39	340,000	9.26	0.39	340,000	0.39
$0.41	26,000	9.36	0.41	26,000	0.41
$0.67	82,500	9.08	0.67	82,500	0.67
$0.68	5,000	8.97	0.68	5,000	0.68
$0.76	262,500	8.15	0.76	262,500	0.76
$0.78	75,000	8.84	0.78	75,000	0.78
$0.81	98,500	8.45	0.81	98,500	0.81
$1.00	1,086,156	7.10	1.00	1,086,156	1.00
Total Options	3,151,619	8.60	0.58	2,381,946	0.76

At December 31, 2006, 5,172,548 shares (remaining balance reflects issuance of restricted stock) were available for future grants under the Plan.

As of December 31, 2006, the total compensation related to non-vested option awards yet to be expensed was $99,713 to be recognized over a weighted average period of 3.19 years. As of December 31, 2006, the total compensation related to non-vested restricted stock awards yet to be expensed was $90,000 to be recognized over a weighted average period of 0. 5 years.

As of December 31, 2006, we had 5,359,131 shares of restricted stock grants outstanding to employees and directors of the Company, with 4,716,274 vested and 642,857 unvested.

A summary of the Company’s restricted stock activity is as follows:

		Weighted Average
	Shares	Grant Date Fair Value
Non Vested Shares as of January 1, 2006	305,863	$0.95
Granted	5,053,268	0.50
Forfeited	-	0.00
Vested	4,716,274	0.58
Non Vested Shares as of December 31, 2006	642,857	0.14

12. Related Party Transactions

As of December 31, 2005, the Company had a loan due from Walter Lazuka, an InfoSearch stockholder and brother of our former director and executive officer Steve Lazuka, totaling $25,000. This loan was entered into with Mr. Walter Lazuka in a series of transactions from March 19, 2004 through September 16, 2004. This loan was written off as uncollectible as of June 30, 2006.

On August 23, 2005, we entered into a 12-month consulting agreement with Claudio Pinkus, a member of our board of directors (the “Pinkus Consulting Agreement”). The Pinkus Consulting Agreement provided for an annual consulting fee of $100,000 to be paid in semi-monthly payments. The Pinkus Consulting Agreement also provided for a quarterly bonus payment of up to $25,000 for each quarter, as determined by the Company’s board of directors. Pursuant to the Pinkus Consulting Agreement, Mr. Pinkus provided strategic and financial advisory consulting services to us as requested by our Chief Executive Officer or our board of directors. Pursuant to the Pinkus Consulting Agreement, Mr. Pinkus was also granted 1,350,000 shares of restricted stock, of which 450,000 shares vested on January 4, 2006, 300,000 shares vested on each of February 23, 2006 and April 23, 2006 and a remaining installment of 300,000 shares vested on June 30, 2006. Pursuant to the Pinkus Consulting Agreement, on April 5, 2006, the board of directors approved the payment of $203,513 in cash and a grant of 450,027 shares of common stock to Mr. Pinkus in repayment of his tax obligations. The Pinkus Consulting Agreement expired pursuant to its terms on August 23, 2006, and on November 9, 2006 our board of directors granted Mr. Pinkus his full quarterly bonus for the second and third quarters of 2006.

13. Commitments and Contingencies

The Company has entered into a non-cancelable operating lease for facilities through May 31, 2009. Rental expense was $193,360 and $162,757 for years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the future minimum lease payments for the years ending December 31 are as follows:

2007	$219,540
2008	226,125
2009	95,375
Total Minimum Lease Payments	$542,120

The Company has entered into capital leases for equipment. The leases are for 24 and 36 months and contain bargain purchase provisions so that the Company can purchase the equipment at the end of each lease. The following sets forth the minimum future lease payments and present values of the net minimum lease payments under these capital leases for the years ending December 31, are as follows:

Total minimum lease payments for 2007	$18,632
Less: Imputed interest	1, 011
Present value of total minimum lease payments	$17,621

The capitalized lease payments for the years ended December 31, 2006 and 2005 were $39,949 and $44,717, respectively. Total interest expense for the years ended December 31, 2006 and 2005 was $5,793 and $12,791, respectively.

Employment Agreements

We entered into an employment agreement effective August 23, 2005 with George Lichter as Chief Executive Officer, which was subsequently amended effective July 1, 2006 (as amended, the “Lichter Employment Agreement”). The Lichter Employment Agreement, as amended, provides for an annual base salary of $250,000, subject to annual increases, and an annual performance-based bonus of up to $150,000. In addition, Mr. Lichter receives an automobile allowance of $600 per month. The Lichter Employment Agreement also includes restrictive covenants relating to competition and solicitation of our customers or employees. The Lichter Employment Agreement provides that Mr. Lichter will normally work for us four days per week. We have agreed to allow Mr. Lichter to continue to serve as an officer and director of MCS Ventures and Yoga Works, Inc., but only to the extent that Mr. Lichter’s continued service does not materially interfere with the performance of his duties to us.

Pursuant to the Lichter Employment Agreement, Mr. Lichter was granted, under the Stock Option Plan, a restricted stock award representing 675,000 shares of our common stock, of which 225,000 shares vested on January 4, 2006 and the remaining shares vested in three installments of 150,000 shares each on February 23, 2006, April 23, 2006 and August 23, 2006. Mr. Lichter may participate, as a selling stockholder, in any financing transaction undertaken by us for the purpose of satisfying the tax liability incurred by Mr. Lichter as a result of the restricted stock award. Pursuant to the Lichter Employment Agreement, the Company paid Mr. Lichter’s tax liability in connection with his restricted stock grant. Lichter was also subsequently granted an additional stock award representing 675,000 shares of our common stock, of which 225,000 shares vested on January 4, 2006 and the remaining shares vested in three installments of 150,000 shares each on February 23, 2006, April 23, 2006 and August 23, 2006. Pursuant to the decision by the board of directors to accelerate the vesting of outstanding options and shares of restricted stock, all of these options and shares of restricted stock became fully exercisable as of June 30, 2006.

Mr. Lichter may terminate the Lichter Employment Agreement and his employment with the Company for Good Reason (as defined in the Lichter Employment Agreement), including in connection with a Change of Control (as defined in the Lichter Employment Agreement) that results in the termination of Mr. Lichter’s employment with the Company or a material adverse change in Mr. Lichter’s duties and responsibilities. If Mr. Lichter terminates the Lichter Employment Agreement and his employment with the Company for Good Reason or in connection with a Change of Control as described above, or if the Company terminates the Lichter Employment Agreement and Mr. Lichter’s employment with the Company without Cause (as defined in the Lichter Employment Agreement) (and, with respect to (ii), (iii) and (iv) below, so long as Mr. Lichter has not and does not violate certain provisions of the Lichter Employment Agreement), the Company will pay or provide to Mr. Lichter: (i) any earned but unpaid base salary, unpaid pro rata annual bonus and unused vacation days accrued through his last day of employment with the Company, including any carryover days; (ii) Mr. Lichter’s full base salary for six months; (iii) Mr. Lichter’s annual bonuses that he would have been awarded during the same six month period; and (iv) continued coverage, at the Company’s expense, under all benefits plans in which Mr. Lichter was a participant immediately prior to his last date of employment with the Company. In addition, any unvested shares of restricted common stock granted pursuant to the Lichter Employment Agreement will automatically vest.

The Lichter Employment Agreement also includes restrictive covenants relating to competition and solicitation of our customers or employees, and employment under the Lichter Employment Agreement is at will and therefore InfoSearch may terminate Mr. Lichter’s employment at any time and for any reason subject to the provisions set forth above.

We entered into an executive employment agreement with Steve Lazuka dated December 29, 2004 which terminated on December 31, 2006 (as amended, the “Lazuka Employment Agreement”).In connection with the appointment of Mr. Lichter as our President and Chief Executive Officer, Mr. Lazuka’s employment agreement was amended. The amendment reaffirmed all of the provisions of the prior agreement, including those establishing the term of employment and compensation payable to Mr. Lazuka. The amendment revised Mr. Lazuka’s position and title from President and Chief Executive Officer to Chief Strategy Officer and from Chairman to Director. The Lazuka Employment Agreement provided for an initial annual base salary of $175,000, with a minimum annual increase in base salary of 10%. The Lazuka Employment Agreement also provided for an annual performance-based bonus of up to $175,000, as determined by the Company’s board of directors. The Lazuka Employment Agreement expired pursuant to its terms on December 31, 2006. The Lazuka Employment Agreement included restrictive covenants relating to competition and solicitation of our customers or employees. Under the Lazuka Employment Agreement, Mr. Lazuka received options to purchase up to 600,000 (with options to purchase 58,155 shares transferred to a family member over which Mr. Lazuka exercises no control) shares of our common stock under the Stock Option Plan, which vested in three equal installments after six months, 12 months and 24 months. The exercise price of the options granted pursuant to the Lazuka Employment Agreement is $1.00 per share. Pursuant to the decision by the board of directors to accelerate the vesting of outstanding options and shares of restricted stock, all of these options and shares of restricted stock became fully exercisable as of June 30, 2006. In addition, we were obligated to include in any financing transaction up to 1,000,000 shares of our common stock owned by Mr. Lazuka. We also agreed to include all shares of our common stock owned by Mr. Lazuka that are not sold in such a financing transaction in any registration statement filed by us (other than a registration statement filed solely to register an employee compensation plan on a Form S-8) and provided Mr. Lazuka the right to demand such registration in the event that we fail to register such shares within 12 months. Mr. Lazuka agreed to execute a standard lock-up agreement related to his our common stock for a period of 12 months.

On November 1, 2006, we provided notice to Mr. Lazuka that we would not renew the Lazuka Employment Agreement. On December 5, 2006, we entered into an amendment to the Lazuka Employment Agreement with Steve Lazuka. Pursuant to the amendment, as of November 30, 2006, Mr. Lazuka ceased serving as our Chief Strategy Officer, but he continued to serve as a member of our board of directors. Pursuant to the amendment, Mr. Lazuka was to receive 12 additional payments of $3,750 over a six month period, totaling $45,000. In addition, the non-competition restrictions of original employment agreement were reduced from two years to one year. Mr. Lazuka also agreed that he would not make any demand on the Company or otherwise require the Company to register his shares. Mr. Lazuka resigned as a member of the board of directors effective January 2, 2007.

We also have entered into an executive employment agreement with Frank Knuettel II, dated March 8, 2005 (the “Knuettel Employment Agreement”). The Knuettel Employment Agreement provides for an initial annual base salary of $175,000, provided that if Mr. Knuettel remains in the employment of the Company in the month following the second consecutive quarter that the Company is profitable on a GAAP basis, his annual base salary will be increased to $185,000. The Knuettel Employment Agreement further provides for a potential target bonus equal to 30% of his then current annual base salary, contingent on the Company’s achieving revenue and operating income goals and Mr. Knuettel’s attaining individual goals established by the board of directors. Under the Knuettel Employment Agreement, Mr. Knuettel received options to purchase up to 262,500 shares of our common stock at an exercise price of $0.76 per share pursuant to the Stock Option Plan, which vest over a four-year period. Additionally, Mr. Knuettel received an award of 352,500 restricted shares of our common stock, which also vest over a four-year period of his employment with the Company. Mr. Knuettel was also subsequently granted an additional stock award representing 167,500 shares, under which 25% of the shares vested on January 4, 2006, 12.5% of the shares vested on July 7, 2006 and the remaining shares will vest over three years in equal, monthly installments, ending on January 4, 2009. Mr. Knuettel was granted an additional option award representing 82,500 shares of our common stock at an exercise price of $0.67 per share, under which 25% of the shares vested on January 4, 2006, 12.5% of the shares vested on July 7, 2006 and the remaining shares will vest over three years in equal, monthly installments, ending on January 4, 2009. Pursuant to the decision by the board of directors to accelerate the vesting of outstanding options and shares of restricted stock, all of these options and shares of restricted stock became fully exercisable as of June 30, 2006.

Mr. Knuettel may terminate the Knuettel Employment Agreement and his employment with the Company for Good Reason (as defined in the Knuettel Employment Agreement and which includes a Change of Control (as defined in the Knuettel Employment Agreement) without Mr. Knuettel’s consent). If Mr. Knuettel terminates the Knuettel Employment Agreement and his employment with the Company for Good Reason, the Company will pay or provide to Mr. Knuettel: (i) any earned but unpaid base salary; (ii) a severance payment in an amount equal to six months of Mr. Knuettel’s base salary; and (iii) to the extent that Mr. Knuettel holds any unvested portion of the option or shares of restricted stock granted to him pursuant to the Knuettel Employment Agreement, the portion of the option so granted and the shares of restricted common stock that would otherwise vest in the two year period following the date of termination of Mr. Knuettel’s employment with the Company will, as of the date of termination become fully vested. If the Company terminates the Knuettel Employment Agreement and Mr. Knuettel’s employment with the Company without Cause (as defined in the Knuettel Employment Agreement), the Company shall pay to Mr. Knuettel (i) any earned but unpaid base salary; (ii) base salary for the six month period following the date of such termination; (iii) any bonus earned or accrued through the date of such termination; and (iv) one year acceleration of the unvested portion, if any, of the option and shares of restricted common stock granted pursuant to the Knuettel Employment Agreement. At the election of Mr. Knuettel, the severance benefits are payable by the Company in a lump sum within 45 days after his last day of employment. The Knuettel Employment Agreement also includes restrictive covenants relating to competition and solicitation of our customers or employees, and employment under the Knuettel Employment Agreement is at will and therefore InfoSearch may terminate Mr. Knuettel’s employment at any time and for any reason subject to the provisions set forth above.

We also entered into an Employment Agreement with David Gagne which provided for an annual salary in the amount of $100,008. Mr. Gagne’s Employment Agreement was amended on January 16, 2007 and provided for a base salary of $145,000 per annum, the creation of an annual bonus of up to 35% of base compensation, the granting of an option to purchase 100,000 shares of the Company’s common stock, with such option vesting over 24 months and a termination provision providing severance payment equal to six months of his base salary and six months of acceleration of his unvested stock options in the event that Mr. Gagne is terminated for other than cause. Mr. Gagne terminated his employment with the Company as of March 13, 2007.

We made an offer of employment, which was accepted and may be deemed an employment agreement, to Edan Portaro, our Vice President of Sales on March 14, 2006 (the “Portaro Employment Agreement”). The Portaro Employment Agreement does not have a termination date and provides for an initial annual base salary of $150,000 and further provides for a potential target bonus equal to 150% of base salary, contingent on Mr. Portaro attaining goals established by the Chief Executive Officer. Under the Portaro Employment Agreement, Mr. Portaro received options to purchase up to 200,000 shares of our common stock pursuant to the Stock Option Plan, 50,000 of which shall vest after one year and the remaining 150,000 will vest in equal monthly installments during the following three years. Pursuant to the decision by the board of directors to accelerate the vesting of outstanding options and shares of restricted stock, all of these options and shares of restricted stock became fully exercisable as of June 30, 2006. The Portaro Employment Agreement also provides that in the event that Mr. Portaro’s position is eliminated or his responsibilities are materially reduced within six months following a change in control, he will receive severance payment equal to six months of his base salary and full acceleration of his unvested stock options. Further, the Portaro Employment Agreement provides that in the event that Mr. Portaro’s position is eliminated or his responsibilities are materially reduced for any reason other than cause or permanent disability, he will receive severance payment equal to six months of his base salary and six months of acceleration of his unvested stock options.

We made an offer of employment, which was accepted and may be deemed an employment agreement, to David Warthen, our Chief Technology Officer on June 11, 2006 (the “Warthen Employment Agreement”). The Warthen Employment Agreement does not have a termination date. Mr. Warthen also currently serves as the Chief Executive Officer of Eye Games, Inc., a developer of web-cam, interactive video games. We do not have any relationship with Eye Games, Inc., and we have never been a party to any transaction or agreement with Eye Games, Inc. The Warthen Employment Agreement provides for an initial annual base salary of $180,000, which shall be paid in cash or shares of InfoSearch common stock issued, at the Company’s option. The Company has the right to pay Mr. Warthen in cash or stock for the first year of his employment, which began on July 1, 2006. The Company elected to pay Mr. Warthen with stock for the first year and Mr. Warthen is receiving his base salary in the form of common stock, which amounts to 107,143 shares per month, or portion thereof, for a total of 1,285,714 shares through the one year anniversary date of his employment with the Company. The number of shares was determined based on the fair market value of the Company’s common stock on September 30, 2006. Through March 31, 2007, Mr. Warthen earned 964,286 shares of our common stock. Under the Warthen Employment Agreement, Mr. Warthen will receive options to purchase up to 400,000 share of our common stock pursuant to the Stock Option Plan, which shall vest in equal monthly installments over three years. Mr. Warthen’s employment with InfoSearch is on an “at will” basis.

14.  Answerbag

Acquisition of Answerbag

On February 22, 2006, InfoSearch entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement") with Answerbag, Inc., a privately held California corporation ("Answerbag") and Apollo Acquisition Corp., a California corporation and a wholly-owned subsidiary of InfoSearch ("Merger Sub"). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Answerbag, with Answerbag surviving as a wholly-owned subsidiary of InfoSearch (the "Answerbag Merger"). The pro forma results of operations for the current period and a comparable prior period as though the acquisition of Answerbag had been completed at the beginning of the periods is not material.

The Merger closed on March 3, 2006. Under the terms of the transaction, the Company acquired 100% of the issued and outstanding capital stock of Answerbag for $161,875 in cash and issuance of 351,902 shares of InfoSearch common stock with a market value of $161,875, based on the five day average closing price of $0.46 per share prior to the consummation of the transaction. Answerbag is a user-generated question and answer content website, which can be found at www.answerbag.com. Questions, answers and ranking of answers on the Answerbag website are supplied by a growing community of registered users. In addition, the Company incurred $27,460 in direct acquisition costs.

Per the Merger Agreement, the Company will pay up to an additional $300,625 in cash and issue up to 653,533 additional shares of common stock having a market value of $300,625. These amounts will be issued in four installments at 90, 180, 270 and 360 days after the close based on performance contingencies as detailed in the Merger Agreement, which states that the purchase price will be adjusted if Mr. Joel Downs, founder of Answerbag, terminates his employment with the Company or if average traffic volume falls below certain levels. The Company has made the first three contingent payments aggregating $225,469 pursuant to the agreement, one third on each of June 9, 2006, September 12, 2006 and December 7, 2006, and issued our common stock aggregating 492,846 shares, one third on each of June 9, 2006, September 7, 2006 and November 29, 2006.

.
The total purchase price is summarized as follows:

Cash consideration	$462,500
Common stock	288,361
Acquisition related costs	27,460

Total purchase price	$778,321

The Company’s allocation of the purchase price is summarized as follows:

Accounts Receivable	$14,935
Intangible assets	763,386
Total Assets	$778,321

The intangible assets that the Company purchased were the Answerbag.com website, Answerbag.com trade name and the website's registered users. The Company has performed a valuation analysis, including the purchase price allocation and determination of the useful life of the intangible assets. The valuation analysis concluded that there was no goodwill acquired as part of the purchase transaction. The analysis further concluded that the amortizable life of the acquired definite-lived intangible assets is five years.

As a result of the sale of substantially all of the assets of Answerbag to Demand Media, Inc., the performance contingencies no longer apply. As a result of the elimination of the performance contingencies, the obligation of the Company to make the one remaining payment is no longer contingent. The Company has accrued the liability for the remaining one cash payment totaling $75,156 and for the issuance of 164,282 shares of common stock with a market value of $22,586.

Discontinued Operations of Answerbag

Due to the rise in competition and the considerable investment that would be needed to bring Answerbag to fruition, the board of directors approved the sale of Answerbag on September 30, 2006. On October 3, 2006, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets of Answerbag to Demand Answers, Inc. and its parent, Demand Media, Inc. in exchange for cash proceeds of $3,000,000. Of this amount, $300,000 was deposited into escrow for a period of up to 12 months pending any unknown contingent liabilities.

The board of directors approved the sale of substantially all of the assets of Answerbag on September 30, 2006. On October 3, 2006, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to sell substantially all of the assets of Answerbag to Demand Answers, Inc. and its parent, Demand Media. In conjunction with the agreement, Demand Media received a five year warrant to purchase 5,000,000 shares of the Company's common stock at a purchase price of $0.158 per share that expires on October 3, 2011. The exercise price of the warrant was determined by calculating the average of the closing price of the Company’s common stock from the average of the ten day period from September 11, 2006 to September 22, 2006, and the average of the ten day period from October 4, 2006 to October 17, 2006. Pursuant to the Asset Purchase Agreement, Demand Media also received the right to appoint one member to the board of directors of the Company, which they have not exercised. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the Asset Purchase Agreement and determined that they will be treated as a liability because of the requirement to maintain an effective registration statement for a period of two years. The fair value of the warrant was calculated as of October 4, 2006 using the Black-Scholes pricing model with the following assumptions: expected life of 60 months following the grant date; stock volatility, 109.79%; risk-free interest rates of 4.50%; and no dividends during the expected term. The fair value of the warrant was determined to be $598,836 and appears on the balance sheet as Fair Value of Warrant Liability along with the warrants issued pursuant to the private placement transaction closed in November 2005. As of December 31, 2006, the fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: stock price of $0.22; expected life of 57 months following the grant date; stock volatility of 110.12%; risk-free interest rates of 4.71%; and no dividends during the expected term. As of December 31, 2006, the fair value of the warrant was determined to be $911,077, resulting in a loss of the fair value of the warrant issued to Demand Media of $312,691. The warrant was offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the Company is accounting for the operations of Answerbag as a discontinued operation. The results of operations of Answerbag are reflected as discontinued operations for the year ended December 31, 2006. The revenues and net loss of Answerbag for the year ended December 31, 2006 are summarized below:

Revenues	$59,777
Pretax Loss	(412,132)
Gain on sale	1,919,962
Net Earnings from Discontinued Operations	$1,507,830

Demand Media also agreed to purchase content from the Company for a total consideration of $2,000,000. The purchase price for existing content will be paid in two installments totaling $200,000 within five days of October 4, 2006 and the amount related to new, original content will be paid in equal installments of $300,000 to be paid quarterly over six consecutive quarters, beginning October 1, 2006. In addition, as further discussed in Note 6, Demand Media issued warrants to the Company to purchase 125,000 shares of Series C Preferred Stock of Demand Media, which preferred stock represents less than one-tenth of a percent of the outstanding capital stock of Demand Media. Upon the close of the transaction with Demand Media, Inc. InfoSearch received initial payments of $3,200,000.

15. Subsequent Event

On February 28, 2007, the SEC commenced an enforcement action against Mr. Louis Zehil, a partner of our former external legal counsel, McGuireWoods LLP, and our former corporate secretary, alleging that he had engaged in a fraudulent scheme to obtain and sell to the investing public shares of securities in several other companies in violation of the antifraud and registration provisions of the federal securities laws. The SEC enforcement proceeding does not include allegations with respect to our securities; however, we have commenced a review into possible unauthorized trading in our common stock facilitated by Mr. Zehil. We cannot predict the outcome of this investigation or whether the investigation and/or any potential proceedings resulting from this conduct might have a material adverse impact on the Company.