Form 10QSB
period 2007-03-31
InfoSearch Media, Inc.
filed 2007-05-21
CIK 1164327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number 333-97385

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

Yes ☐   No ☒

As of May 15, 2007, 52,497,624 shares of the Small Business Issuer’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

Page
PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Footnotes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 6. Exhibits	27

SIGNATURES	28

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

INFOSEARCH MEDIA, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,646,442
Restricted cash	376,715
Accounts receivable	63,808
Due from related parties	15,704
Prepaid and other current assets	205,886
TOTAL CURRENT ASSETS	2,308,555

PROPERTY AND EQUIPMENT, NET	146,886

SECURITY DEPOSIT	37,500

EQUITY WARRANT ASSET	330,708

TOTAL ASSETS	$2,823,650

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$50,434
Accrued salaries and bonuses	192,907
Accrued expenses	135,190
Capital leases	8,918
Deferred revenue	751,633
Provision for refunds payable/chargebacks	26,851
Current tax liability	1,250
TOTAL CURRENT LIABILITIES	1,167,181

INCOME TAX PAYABLE	156,000

FAIR VALUE OF WARRANT LIABILITY	1,121,882

TOTAL LIABILITIES	2,445,065

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, undesignated, par value $.001per share, 25,000,000 shares authorized; no shares issued and outstanding;	-
Common stock, $.001 par value, authorized 200,00,000 shares; issued and outstanding 52,336,909	52,337
Additional paid in capital	11,264,929
Accumulated deficit	(10,938,681)
TOTAL STOCKHOLDERS' EQUITY	378,585

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,823,650

The accompanying notes are an integral part of the unaudited consolidated financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2007	2006
CONTENTLOGIC SALES	$1,275,915	$1,463,083
WEB PROPERTIES SALES	30,950	1,390,481
NET SALES	1,306,865	2,853,564

CONTENTLOGIC COST OF SALES	461,175	411,310
WEB PROPERTIES COST OF SALES	15,321	726,122
COST OF SALES	476,496	1,137,432

GROSS PROFIT	830,369	1,716,132

OPERATING EXPENSES
General & administrative	1,022,275	1,940,011
Sales & marketing	534,127	414,916
TOTAL COSTS AND EXPENSES	1,556,402	2,354,927

LOSS FROM OPERATIONS	(726,034)	(638,795)

CHANGE IN FAIR VALUE OF WARRANTS	296,203	666,774

INTEREST INCOME (NET)	16,780	32,290

EARNINGS (LOSS) BEFORE TAXES	(413,050)	60,269

TAXES	2,050	18,297

NET EARNINGS (LOSS)	$(415,100)	$60,269

EARNINGS (LOSS) PER SHARE
BASIC	$(0.01)	$0.00
DILUTED	$(0.01)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	51,825,450	45,123,401

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	51,825,450	45,141,583

The accompanying notes are an integral part of the unaudited consolidated financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(415,100)	$60,269

Adjustment to reconcile net earnings (loss) to net cash
used in operating activities
Depreciation and amortization	23,529	205,173
Equity based compensation	109,479	874,027
Change in fair value of warrant liability	(274,332)	(666,774)
Change in fair value of equity warrant asset	(21,871)	-

Changes in assets and liabilities:
Accounts receivable	5,132	(30,934)
Due from related parties	35,028	-
Prepaid expenses and other current assets	(3,281)	(144,962)
Accounts payable, accrued expenses and other liabilities	(565,463)	65,215
Current tax liability	1,250	-
Provision for refunds	(3,991)	64,152
Deferred revenue	296,891	(1,769,655)
Total adjustments	(234,435)	(1,403,758)

NET CASH USED IN OPERATING ACTIVITIES:	(812,730)	(1,343,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	3,815	-
Acquisition of Answerbag	-	(174,400)
Capital expenditures - fixed assets	(35,193)	(18,611)
Capital expenditures - content development	-	(49,360)
NET CASH USED IN INVESTING ACTIVITIES	(31,378)	(242,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of capital lease obligations	(8,703)	(7,971)
Warrant Exercise	3,600	-
NET CASH USED IN FINANCING ACTIVITIES	(5,103)	(7,971)

Net increase (decrease) in cash and cash equivalents	(849,212)	(1,593,831)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,495,654	4,828,560

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,646,442	$3,234,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$841	$1,982

Income tax paid	$800	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

INFOSEARCH MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2007 and 2006 have been prepared by InfoSearch Media, Inc. (the “Company” or “InfoSearch”) in accordance with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission (the “SEC”) including Regulation S-B and accounting principles generally accepted in the United States (“GAAP”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and other adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such instructions, rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented clear and straightforward. For a more complete understanding of the Company’s financial position, these financial statements should be read in conjunction with the audited financial statements and explanatory notes in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 17, 2007.

2. Organization and Nature of Operations

InfoSearch is a Los Angeles-based provider of "smart," search-targeted text and video content for the Internet, designed to obtain higher rankings, brand recognition and better website performance for publishing and media clients. InfoSearch's network of professional writers, editors, other technical specialists and video production facilities also help businesses succeed on the Web by implementing text and video content-based Internet marketing solutions. InfoSearch’s search marketing solutions involve online content that supports the non-paid search marketing initiatives of its clients. Non-paid search results, (otherwise known as organic) are the search results that the search engines find on the World Wide Web as opposed to those listings for which companies pay for placement. During the first quarter of 2007, we derived revenue from our two primary operating groups, ContentLogic and Web Properties and launched a third operating group, InfoSearch Video.

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

Web Properties

Through our Web Properties operating group, we currently operate numerous content-based websites, including ArticleInsider, through which we distribute traffic to advertisers. These websites are a collection of general informational articles focused on various business topics. We are no longer seeking or engaging new customers for these websites and are harvesting the deferred revenues associated with customers we previously engaged for these websites. However, we continue to monetize traffic to these websites through the use of Google’s AdSense program. In March 2006, we purchased Answerbag, Inc. (“Answerbag”), a consumer information website built through content generated from its users. In October 2006, we entered into a multi-year alliance with Demand Media, Inc. (“Demand Media”), a next generation media company, pursuant to which we sold all of the assets of Answerbag to Demand Media, and Demand Media also agreed to purchase our products and services. During the period of our operation of Answerbag, the site generated revenue through the use of Google’s AdSense program.

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

3. Significant Accounting Policies

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

Cost of Sales

A significant portion of the Company’s cost of sales for the three months ended March 31, 2006 is related to content developed under the ContentLogic program and for the ArticleInsider.com website as part of the Web Properties group.

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

Content developed pursuant to InfoSearch’s ArticleInsider product increases the value of the network and yields revenue to InfoSearch over a period of years, which led to the decision to capitalize the development costs. Through December 31, 2004, the Company’s practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. However, with the ongoing management of the ArticleInsider product, it became apparent to InfoSearch management that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. It became apparent to InfoSearch management that it was not uncommon that an article would not begin drawing traffic until some number of months after it was posted on the network. With the advice of InfoSearch’s previous auditors, as of January 1, 2005, to better match costs to revenues, and recognize the increased value of the network, the Company began amortizing ArticleInsider related content development costs over the expected life of thirty-six months, which resulted in an increase in the Company’s gross margins. The Company continued to review this estimate during the year and determined that the estimated useful life should be reduced to two years as of December 31, 2005 and further reduced to one year for the three months ended March 31, 2006. InfoSearch is no longer developing new content for the ArticleInsider website, a practice which was discontinued in 2005. The total value of unamortized content as of March 31, 2007 was $0.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less. At March 31, 2007, we had restricted cash of $376,715 held at various financial institutions and online payment processing firms.

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

Significant Clients

One of our clients, Demand Media, represented approximately 19.5% of total revenues for the three months ended March 31, 2007. For the three months ended March 31, 2006, no client represented greater than 10% of our total revenues.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At March 31, 2007, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

Credit is generally extended based upon an evaluation of each customer's financial condition, with terms consistent in the industry and no collateral required. The Company determines an allowance for collectibility on a periodic basis. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible.

For the three months ended March 31, 2007 and 2006, the Company recorded an expense related to chargebacks of $0 and $94,358, respectively. As a matter of practice, the Company does not extend credit and thus has limited accounts receivable. However, in certain instances, situations arise, often after a customer has been a client for a period of time, where the monthly prepayments made, typically in electronic form, are rejected by the credit card processor. In limited situations, this can arise due to a dispute with the Company and in others where the client will no longer honor charges on this card. In certain instances decisions are made to refund the deposits or accept the rejected charges, and in other instances the original charge is no longer collectible.

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

Fair Value of Financial Instruments

To meet the reporting requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values.

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes Option Pricing Model. At each period end, or when circumstances indicate that the Company reevaluate the accounting of the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives.

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

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The significant components of the provision for income taxes for the three months ended March 31, 2007 and 2006 were $2,050 and $0, respectively, for the current state provision. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption, the Company recorded a $120,000 increase in accrued income taxes and $36,000 in accrued interest and penalties in the consolidated balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the January 1, 2007 balance of retained earnings. See Note 8 for further information regarding the effects of adopting FIN 48.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values.

Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations during the three months ended March 31, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

The Company attributes the value of share-based compensation to expense using the straight-line method. Share-based compensation expense related to stock options was $64,479 and $118,891 for the three months ended March 31, 2007 and 2006, respectively, and was recorded in the financial statements as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Selling and marketing	$449	$9,155
General and administration	64,030	109,736
Total share-based compensation expense for stock options	$64,479	$118,891

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. SFAS No. 155 is effective for financial instruments acquired, issued, or subject to a remeasurement event for fiscal years beginning after September 15, 2006. The adoption of this pronouncement has not had a material impact on the Company's financial position or statement of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact SFAS No. 157 may have on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of this pronouncement has not had a material impact on the Company's financial position or statement of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s accounting for Defined Benefit Pension and Other Post Retirement Plans”. SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this pronouncement has not had an impact on the Company's financial position or statement of operations and cash flows.

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

4. Accounts Receivable

At March 31, 2007, the Company’s Google partnership, and various customer relationships accounted for the Company’s accounts receivable. The Company has not experienced any problem with collectibility of receivables. At March 31, 2007, accounts receivable from related parties of $15,704 was due from David Warthen, CTO, to repay the Company for income taxes paid on his behalf.

5. Equity Warrant Asset

We account for the equity warrant asset with net settlement terms to purchase preferred stock of Demand Media, a privately held company, as a derivative. Under the terms of the warrant, InfoSearch is entitled to purchase 125,000 shares of Series C Preferred Stock of Demand Media at an exercise price of $3.85 per share. Under the accounting treatment required by SFAS No. 133, equity warrant assets with net settlement terms are recorded at fair value and are classified as investments on the balance sheet.

The fair value of the Demand Media warrant is reviewed quarterly. For the three months ended March 31, 2007, we valued the warrant using the Black-Scholes option pricing model, which incorporates the following material assumptions:

•	Underlying asset value was estimated based on information available, including any information regarding subsequent rounds of funding or initial public offerings.

•
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, was based on a publicly-listed equity similar in nature to the business in which Demand Media operates and yielded a volatility of 108.26%.

•	The risk-free interest rate was 4.54%.

•	Expected life of 43 months based on the contractual term of the warrant.

Any changes from the grant date fair value of the equity warrant asset are recognized as increases or decreases to the equity warrant asset on our consolidated balance sheet and as net gains or losses on derivative investments within non-operating expenses in the consolidated statement of operations.

As of March 31, 2007, there was an $21,871 increase in the grant date fair value of the equity warrant asset.

6.  Deferred Revenue

As of March 31, 2007 the current portion of the deferred revenue is $751,633. The Company allocates between the current portion and the long term portion based upon its historical experience and its estimate of delivery time for ContentLogic and related products and click through activity for Web Properties.

7. Net Earnings (Loss) per Share

Net earnings (loss) per share is computed as net earnings (loss) divided by the basic or diluted weighted average number of common shares outstanding for the period. As of March 31, 2007, 14,298,522 potential shares exercisable from stock options and warrants excluded from the computation of diluted net earnings (loss) per share as their effect would be anti-dilutive. As of March 31, 2006, there were 6,912,795 potential shares exercisable from stock options and warrants excluded from the computation of diluted net earnings (loss) per share due to their exercise price being greater than the Company’s weighted average stock price for the period.

8. Income Taxes

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $120,000, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was $374,000. Of this amount, $254,000 reduced the Company’s gross deferred tax assets, which also resulted in a decrease in the Company’s valuation allowance by the same amont. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $374,000.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has approximately $36,000 in interest and penalties related to unrecognized tax benefits accrued as of January 1, 2007. For the three months ended March 31, 2007, the Company recognized an immaterial amount of interest and penalties, net of deferred income tax benefit, within income tax expense.

The Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdiction and the Company is not currently under examination by any taxing jurisdiction. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretation of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2002. If any of the unrecognized tax benefits are settled with tax authorities within the next twelve months, the Company would make any necessary adjustments to the accrual for uncertain tax benefits. On the basis of present information, it is the opinion of the Company’s management that any assessment resulting from any future audits will not have a material adverse effect on the Company’s consolidated financial statements.

9. Stockholders’ Equity

The authorized capital stock currently consists of 200,000,000 shares of Common Stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share, the rights and preferences of which may be established from time to time by our board of directors. As of March 31, 2007, there were 52,336,909 shares of our Common Stock issued and outstanding and options and warrants exercisable representing 12,019,605 shares of Common Stock. No other securities, including without limitation any preferred stock, convertible securities, options, warrants, promissory notes or debentures are outstanding as of March 31, 2007.

Warrants

On November 7, 2005, the Company issued 8,359,375 shares of our common stock in a private placement transaction to 15 accredited investors for the purchase price of $0.64 per share (representing a 20% discount to the closing price of our common stock on November 2, 2005) for total proceeds of $5.35 million. In addition, the investors received warrants to purchase 4,179,686 shares of our common stock. The warrants expire on November 7, 2010 and are exercisable at a price of $0.88 per share. These securities were offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated there under. The investors were “accredited investors” as that term is defined under Regulation D. As the registration statement was not declared effective by the SEC within the timeframe set forth in the Registration Rights Agreement, the Company accrued a charge for liquidated damages and related interest of $509,904 for the nine months ended September 30, 2006. On August 22, 2006, the investors agreed to accept 4,306,613 shares of the Company’s common stock in exchange for extinguishment of this liability. The number of shares issued in exchange for the liquidated damages was determined based on a discount to the average of the Company’s stock price for the five days preceding the first issuance date, which is the date three days following receipt of the minimum two-thirds majority of the registrable securities necessary to amend the Registration Rights Agreement. These shares were issued to the investors on October 4, 2006, and are recorded as equity as of March 31, 2007.

The warrants issued to all participants in the November 7, 2005 private placement require the Company to settle the contracts by the delivery of registered shares. At the date of issuance, the Company did not have an effective registration statement related to the shares that could be issued should the warrant holders exercise the warrants. In addition, the warrant holders have the right to require that the Company settle the warrant on a net-cash basis in a fundamental transaction, regardless of the form of tender underlying the fundamental transaction. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the rights of the warrant holders to settle in cash potentially in preference to other shareholders receiving other forms of consideration, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants are being treated as a liability. The fair value of the warrants was calculated as of November 7, 2005 using the Black-Scholes pricing model and was recorded as a warrant liability on the balance sheet date. The change in fair value was included in other income on the income statement under change in fair value of warrant liability. The value of the warrants on the date of the transaction and as of December 31, 2006 was $3,063,172 and $485,138, respectively. In addition, the fair value decreased from December 31, 2006 through March 31, 2007 by $118,652. The change in fair value from December 31, 2006 was calculated by using the Black-Scholes pricing model with the following assumptions: expected weighted average life, 43 months as of March 31, 2007; stock volatility, 108.26%; risk-free interest rates of 4.54%; and no dividends during the expected term.

On July 6, 2006, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”), with Gemini Partners, Inc. (“Gemini”), pursuant to which the Company issued to Gemini a Common Stock Purchase Warrant immediately exercisable into 300,000 shares of the Company’s common stock at a price of $0.01 per share. Pursuant to the Settlement Agreement, Gemini agreed to cancel its existing warrant to purchase 300,000 shares of our common stock at a purchase price of $1.00 per share. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the Settlement Agreement and determined that they will be treated as equity. On May 14, 2007, Gemini exercised such warrant and the Company issued 300,000 shares of its common stock to Gemini. The fair value of the warrant was calculated as of July 6, 2006 using the Black-Scholes pricing model with the following assumptions: expected life of 54 months following the grant date; stock volatility of 104.13%; risk-free interest rates of 5.2%; and no dividends during the expected term. The fair value of the warrant was determined to be $68,752. The warrant was offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

On July 6, 2006, the Company entered into the GP Group Consulting Agreement (the “Consulting Agreement”) with GP Group, LLC (“GP Group”), pursuant to which it issued to GP Group a Common Stock Purchase Warrant on each of August 6, 2006, September 6, 2006 and October 6, 2006, each such warrant is immediately exercisable into 20,000 shares of the Company’s common stock at a price of $0.01 per share. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the Consulting Agreement and determined that they will be treated as equity. On May 14, 2007, GP Group exercised such warrants and the Company issued 60,000 shares of its common stock. The fair values of the warrants were calculated as of the issue dates using the Black-Scholes pricing model with the following assumptions: expected life of 46, 45, and 44 months following the grant dates; stock volatility of 104.12%, 106.98%, and 109.50%; risk-free interest rates of 4.88%, 4.76% and 4.66%; and no dividends during the expected term, for warrants issued August 6, September 6, and October 6, 2006, respectively. The fair values of the three warrants were determined to be $4,164, $2,804 and $2,611, respectively. The Consulting Agreement was terminated effective October 24, 2006. The warrants were offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

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

The change in fair value since the date of issuance was included in other income on the income statement under change in fair value of warrant liability. The value of the warrants on the date of the transaction and as of December 31, 2006 was $598,836 and $911,077, respectively. In addition, the fair value decreased from December 31, 2006 through March 31, 2007 by $155,681. The change in fair value from December 31, 2006 was calculated by using the Black-Scholes pricing model with the following assumptions: expected life, 54.0 months as of March 31, 2007; stock volatility, 108.26%; risk-free interest rates of 4.54%; and no dividends during the expected term. The warrant was offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

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

10. Stock Options

The Company’s estimates of the fair value of stock options were made using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2007 and 2006:  expected life, ten years following the grant date; stock volatility, 108.26% and 208.44%, respectively; risk-free interest rates of 4.54% and 4.82%, respectively; and no dividends during the expected term.   As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience of forfeited stock options as a percent of total options granted.

A summary of the Company’s stock option activity is as follows:

	# of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	3,151,619		$0.58
Granted	2,202,150		$0.20
Cancelled / Forfeited	234,843		$0.64
Outstanding as of March 31, 2007	5,118,836	8.99 years	$0.41	$38,108
Exercisable as of March 31, 2007	2,692,253	8.30 years	$0.78	$12,933
Expected to vest in future years	2,426,583	9.75 years	$0.18	$25,235

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $0.13.

Additional information regarding options outstanding as of March 31, 2007 is as follows:

	Options outstanding			Options exercisable
Exercise prices	Number of shares	Weighted average remaining contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.14	533,750	9.52	$0.14	121,616	$0.14
$0.17	574,000	9.72	$0.17	342,670	$0.17
$0.19	430,000	10.00	$0.19	0	$0.19
$0.20	1,772,150	9.80	$0.20	486,531	$0.20
$0.22	47,500	9.34	$0.22	0	$0.22
$0.23	20,000	9.60	$0.23	0	$0.23
$0.39	240,000	9.03	$0.39	240,000	$0.39
$0.41	12,000	9.13	$0.41	12,000	$0.41
$0.67	82,500	8.78	$0.67	82,500	$0.67
$0.76	262,500	7.92	$0.76	262,500	$0.76
$0.78	70,000	8.61	$0.78	70,000	$0.78
$0.81	33,500	6.92	$0.81	33,500	$0.81
$1.00	1,040,936	8.21	$1.00	1,040,936	$1.00
Total Options	5,118,836	8.99	$0.41	2,692,253	$0.78

At March 31, 2007, 3,987,458 shares (remaining balance reflects issuance of restricted stock) were available for future grants under the Company’s Stock Option Plan (the “Stock Option Plan”).

As of March 31, 2007, the total compensation related to non-vested option awards yet to be expensed was $220,888 to be recognized over a weighted average period of 3.00 years. As of March 31, 2007, the total compensation related to non-vested restricted stock awards yet to be expensed was $45,000 to be recognized over a weighted average period of 0.25 years.

As of March 31, 2007, we had 5,600,559 shares of restricted stock grants outstanding to employees and directors of the Company, with 5,279,131 vested and 321,428 unvested.

A summary of the Company’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non Vested Shares as of January 1, 2007	642,857	$0.14
Granted	-	0.00
Forfeited	-	0.00
Vested	321,428	0.14
Non Vested Shares as of March 31, 2007	321,429	0.14

11. Related Party Transactions.

Mr. Warthen, our Chief Technology Officer, is a shareholder and was the Chief Technology Officer of Global Streams, a digital video processing company, from 2000 to 2002. Global Streams is a vendor to InfoSearch. At March 31, 2007, accounts receivable from related parties of $15,704 was due from David Warthen, CTO, to repay the Company for income taxes paid on his behalf.

12. Commitments and Contingencies

The Company has entered into a non-cancelable operating lease for facilities through May 31, 2009. Rental expense was $56,919 and $40,500 for the three ended March 31, 2007 and 2006, respectively. At March 31, 2007, the future minimum lease payments for the years ending December 31 are as follows:

Remainder of 2007	$162,621
2008	226,125
2009	95,375
Total Minimum Lease Payments	$484,121

The Company has entered into capital leases for equipment. The leases are for 24 and 36 months and contain bargain purchase provisions so that the Company can purchase the equipment at the end of each lease. At March 31, 2007, the following sets forth the remaining minimum future lease payments and present values of the net minimum lease payments under these capital leases as follows:

Total Minimum Lease Payments for 2007	$9,242
Less: Imputed Interest	324
Present Value of Total Minimum Lease Payments	$8,918

The capital lease payments for the three months ended March 31, 2007 and 2006 were $9,390 and $10,279, respectively. Total interest expense for the three months ended March 31, 2007 and 2006 was $687 and $2,250, respectively.

Employment Agreements

On May 1, 2007, the Company, entered into a Second Amendment to Employment Agreement (the “Second Amendment”) with George Lichter, the Company’s Chief Executive Officer and a director of the Company. The Second Amendment, effective as of January 12, 2007, amends Mr. Lichter’s Employment Agreement dated January 4, 2006 and effective as of August 23, 2005, as amended by the Amendment to Employment Agreement, effective as of July 1, 2006 (as amended by the Amendment to Employment Agreement, the “Employment Agreement”).

The Second Amendment amends the Employment Agreement to provide, among other things, that Mr. Lichter is eligible to receive a quarterly bonus in an amount not to exceed 25% of his then current base salary for each calendar quarter (or a pro-rata portion of such bonus in the case of a period of less than three months) within the board of directors sole discretion. Prior to the Second Amendment, the Employment Agreement provided that Mr. Lichter was eligible to receive a quarterly bonus not to exceed $37,150 per quarter where such stated amount was then equal to 25% of his former base salary. The Second Amendment also revises the definition of a “Change of Control” so that a change of ownership in the outstanding voting securities of the Company constituting a “Change of Control” is determined based on the outstanding voting securities owned collectively by the common stockholders and warrant holders of the Company as of January 12, 2007, rather than August 23, 2005 as provided for in the Employment Agreement prior to the Second Amendment.

In addition, the Second Amendment provides that if Mr. Lichter terminates his employment with the Company for Good Reason (as defined in the Employment Agreement) or if the Company terminates Mr. Lichter without Cause (as defined in the Employment Agreement), 50% of the unvested options granted to Mr. Lichter pursuant to the Company’s Stock Option Plan will automatically vest. The Second Amendment also provides that if Mr. Lichter’s employment is terminated without Cause or if Mr. Lichter resigns his employment with the Company for Good Reason within 12 months of a Change of Control, 50% of all (i) unvested options to purchase common stock of the Company, (ii) unvested shares of restricted stock of the Company and (iii) other unvested equity compensation relating to the Company (collectively, the “Unvested Equity Compensation”) shall automatically vest and become immediately exercisable and transferable, and Mr. Lichter shall have 90 days after the termination of his employment to exercise the Unvested Equity Compensation. Pursuant to the Second Amendment, in the event of a Change of Control, and immediately prior to such Change of Control, all Unvested Equity Compensation shall automatically vest and become immediately exercisable and transferable, unless all of Mr. Lichter’s outstanding options, restricted stock and other equity compensation is (x) assumed by the surviving corporation or its parent or subsidiary on terms no less favorable and with an equity value equal to or greater than immediately prior to the Change of Control or (y) substituted by the surviving corporation or its parent or subsidiary with equivalent awards for the equity compensation on terms no less favorable and with an equity value equal to or greater than immediately prior to the Change of Control.

David Gagne terminated his employment with the Company effective March 13, 2007. Mr. Gagne was our Vice President of Technology.

Litigation

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

13. Subsequent Events

On April 26, 2007, the board of directors approved the reduction of the Company’s aggregate workforce by a total of 19 employees effective May 1, 2007, or approximately 32% of its total employees as of May 1, 2007, which reduction is intended to reduce the Company’s overall costs of doing business. Although estimates are subject to change as additional information becomes available, the Company expects that this lay off will result in charges of approximately $110,000, consisting primarily of one-time employee termination costs, which will be recorded and paid during the Company’s second fiscal quarter of 2007.

Item 2. Management’s Discussion and Analysis of Operations and Financial Condition

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “predict”, “target”, “may”, “could”, “will”, “should”, “potential”, “objective”, “forecast”, “goal” or “continue”, the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements; and in all cases, such statements are subject to our ability to secure sufficient financing or to increase revenues to support our operations. In this regard, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. In evaluating our business, you should give careful consideration to the information set forth herein and the risks, uncertainties and assumptions that are more fully discussed in “Item 1.A Risk Factors” of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

CRITICAL ACCOUNTING POLICIES

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

Content developed pursuant to InfoSearch’s ArticleInsider product increase the value of the network and yield revenue to InfoSearch over a period of years, which led to the decision to capitalize the development costs. Through December 31, 2004, the Company’s practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. However, with the ongoing management of the ArticleInsider product, it became apparent to InfoSearch management that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. It became apparent to InfoSearch management that it was not uncommon that an article would not begin drawing traffic until some number of months after it was posted on the network. With the advice of InfoSearch’s previous auditors, as of January 1, 2005, to better match costs to revenues, and recognize the increased value of the network, the Company began amortizing ArticleInsider related content development costs over the expected life of 36 months, which resulted in an increase in the Company’s gross margins. The Company continued to review this estimate during the year and determined that the estimated useful life should be reduced to two years as of December 31, 2005 and further reduced to one year for the three months ended March 31, 2006. InfoSearch is no longer developing new content for the ArticleInsider website, a practice which was discontinued in 2005. The total value of unamortized content as of March 31, 2007 was $0.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. SFAS No. 155 is effective for financial instruments acquired, issued, or subject to a remeasurement event for fiscal years beginning after September 15, 2006. The adoption of this pronouncement has not had a material impact on the Company's financial position or statement of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact SFAS No. 157 may have on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of this pronouncement has not had a material impact on the Company's financial position or statement of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans”. SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this pronouncement has not had an impact on the Company's financial position or statement of operations and cash flows.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

REVENUES

Revenues decreased 54.2% to $1,306,865 for the three months ended March 31, 2007 from $2,853,564 for the three months ended March 31, 2006. Revenues associated with our Web Properties group fell to $30,950 from $1,390,481 for the three months ended March 31, 2007 and 2006, respectively. Revenues associated with our ContentLogic group fell to $1,275,915 from $1,463,083 for the three months ended March 31, 2007 and 2006, respectively. ContentLogic comprised 97.6% of our revenues for the three months ended March 31, 2007 versus 51.3% of our revenues for the three months ended March 31, 2006. One of our clients, Demand Media, represented approximately 19.5% of total revenues for the three months ended March 31, 2007. For the three months ended March 31, 2006, no client represented greater than 10% of our total revenues.

The decrease in revenue for our Web Properties group during the three months ended March 31, 2007 versus the three months ended March 31, 2006 is principally due to the decline in revenue associated with the cessation of the ArticleInsider affiliate program. We utilized the affiliate program to help us recognize deferred revenue associated with ArticleInsider.com, which is the principal asset in our Web Properties group. We closed down the affiliate program at the end of the first quarter of 2006 as we were no longer bringing on new clients for the ArticleInsider website, we had recognized a substantial portion of the available deferred revenue and the margin began to deteriorate. We recognized as revenue $1,338,309 of deferred revenue through the discontinued affiliate program for the three months ended March 31, 2006, versus $0 for the three months ended March 31, 2007.

The decrease in revenues under the ContentLogic program in the three months ended March 31, 2007 versus the three months ended March 31, 2006 is primarily attributable to a decline in our license revenue associated with our shift to purchase agreements in early 2006.

COST OF SALES AND GROSS PROFIT

The Company had a gross profit of $830,369 and a gross margin of 63.5% for the three months ended March 31, 2007 versus a gross profit of $1,716,132 and a gross margin of 60.1% for the three months ended March 31, 2006.

Gross profits and margins for the Web Properties group were $15,629 and 50.5% for the three months ended March 31, 2007 versus $664,359 and 47.8% for the three months ended March 31, 2006. The decline in gross profits is attributable to the cessation of our affiliate business at the end of the first quarter of 2006, at which time, the deferred revenue associated with our ArticleInsider product had largely been recognized.

Gross profits and margins for the ContentLogic program group were $814,740 and 63.9% for the three months ended March 31, 2007 versus $1,051,773 and 71.9% for the three months ended March 31, 2006. The decline in margins is primarily related to lower overall volume of content we are producing with our existing editorial staff and the effect of the decline in license revenue in which we recognize the production costs up front, but recognize revenue over a period of time. Effective as of May 1, 2007, we reorganized our editorial process to reduce the level of fixed expenses and replaced such fixed expenses with variable expenses in order to reduce the effect of changes in production volume on gross margins.

OPERATING EXPENSES

Operating expenses consist of selling expenses and general and administrative expenses.

Selling expenses consist of costs primarily incurred to develop and implement marketing and sales programs for the Company’s ContentLogic product. These include costs associated with the marketing department participation in trade shows, media development and advertising. These selling expenses also include the costs of hiring and maintaining a sales department. These costs increased to $534,127 for the three months ended March 31, 2007 from $414,916 for the three months ended March 31, 2006. The increase in expenses is attributable to higher employee costs associated with the addition of marketing personnel, greater lead generation efforts and higher advertising expenses.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, depreciation and amortization and other overhead related costs. These costs decreased to $1,022,275 for the three months ended March 31, 2007 from $1,940,012 for the three months ended March 31, 2006. This decrease is primarily attributed to lower share-based compensation expenses for employees and members of the board of directors, lower director fees associated with fewer directors serving on the board of directors, a reduction in the number of personnel and a reduction in bad debt expenses. Share-based compensation expenses for the three months ended March 31, 2007 was $109,479 versus $874,027 of share-based compensation expense for the comparable period in 2006. The higher expense associated with share-based compensation for the three months ended March 31, 2006 versus the three months ended March 31, 2007 was a result of vesting of restricted stock grants to our Chairman, Claudio Pinkus, and our CEO, George Lichter.

OTHER NON-OPERATING INCOME/EXPENSE

Other non-operating net income is substantially comprised of interest income received on the cash balances the Company maintains in money market accounts. Interest income, net of interest expense of $687, was $16,780 in the three months ended March 31, 2007 as compared to $32,290 in interest income, net of interest expense of $2,250, in the three months ended March 31, 2006. This decline in net interest income is due to lower cash balances during the three months ended March 31, 2007 relative to the same period in 2006.

We also experienced non-operating income of $296,203 for the three months ended March 31, 2007 associated with the change in fair value of the warrants we issued in conjunction with the financing we completed in November 2005, the warrant we issued to Demand Media in October 2006 and the warrant we received to purchase preferred stock of Demand Media. For the three months ended March 31, 2006, we experienced non-operating income of $666,774 associated with the change in fair value of the warrants we issued in conjunction with the financing we completed in November 2005.

NET EARNINGS (LOSS)

Our net loss increased to $414,300 or $0.01 per share in the three months ended March 31, 2007 as compared to net earnings of $60,269 or $0.00 per share in the three months ended March 31, 2006. Our net loss was primarily due to a decrease in our gross profit, a decline in the income associated with the change in the fair value of warrants issued and an increase in our sales and marketing expenses, partially offset by a decrease in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $849,212 to $1,646,442 in the three months ended March 31, 2007 relative to the Company’s fiscal year ending December 31, 2006. This is mainly due to a decrease of in accounts payable, accrued expenses and other liabilities and partially offset by an increase in deferred revenue.

Cash used in operating activities of $812,730 in the three months ended March 31, 2007, consisted principally of the use of cash in the net loss of $414,300 and other items enumerated below. The net loss was derived from operating expenses, offset primarily by non-cash charges of $109,479 in stock based compensation to employees and board of directors and $23,529 in depreciation and amortization, offset by the non-cash gain of $274,332 for adjustments in the fair market value of the warrant. Other operating accounts that used cash were $235,685 for changes in current assets and current liabilities. This decrease resulted primarily from a decrease of $565,463 in accounts payable, accrued expenses and other liabilities, partially offset by an increase of $296,891 in deferred revenue.

Cash used in operating activities of $1,343,489 in the three months ended March 31, 2006, consisted principally of the use of cash in the net loss of $60,269 and other items enumerated below. The net loss was derived from operating expenses, offset primarily by non-cash charges of $874,027 in stock based compensation to employees and board of directors and $205,173 in depreciation and amortization, offset by the non-cash gain of $666,774 for adjustments in the fair market value of the warrant. Other operating activities that used cash were $1,816,184 in the net change of current assets and current liabilities. This decrease resulted primarily from a decrease in deferred revenue of $1,769,655 and increases in prepaid expenses and other current assets of $144,962 and accounts receivable of $30,934 offset somewhat by decreases in accounts payable and accrued expenses of $65,215 and amounts refunded to customers of $64,152.

Cash used in investing activities for the three months ended March 31, 2007 and 2006, was $31,378 and $242,371, respectively. Cash used for capital expenditures-fixed assets were $35,193 and $18,611, and capital expenditures-content development were, $0 and $49,360, for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, cash used for investments was $21,871 and for the three months ended March 31, 2006, cash used for used for intangibles, the acquisition of Answerbag, was $174,400.

Cash used in financing activities for the three months ended March 31, 2007 and 2006 was $5,103 and $7,971, respectively. For the three months ended March 31, 2007 and 2006, cash used for principal reductions in capital leases was $8,703 and $7,971, respectively. For the three months ended March 31, 2007, cash received from the exercise of a warrant was $3,600.

There are no material commitments for additional capital expenditures at March 31, 2007. The continuing commitment of capital is for the existing equipment capital leases and the operating lease for the Company's office. The capital leases have future minimum lease payments of $9,242 in 2007. The operating lease for the offices has future minimum lease payments of $162,621 in 2007, $226,125 in 2008 and $95,375 in 2009.

The Company had a net working capital surplus of $1,141,374 at March 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. As a result of the material weakness described below, they have concluded that our disclosure controls and procedures were not effective as of March 31, 2007 in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

As described below, the Company restated its financial statements for the first three quarters of 2006. Management has concluded that this restatement resulted from how the Company accounted for cancelled stock options upon the termination of employees. Under standards established by the Public Accounting Oversight Board a “material weakness” is a significant deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

At the beginning of 2006, we adopted FASB 123R, Share Based Payment, and began recording expenses associated with stock option and restricted stock grants to employees. The Company for the quarters ended March 31, June 30 and September 30, 2006 accounted for cancelled stock options upon the termination of employees by recording an expense for the unvested portion of each terminated employee’s options. Upon further examination of our accounting methodology for cancelled stock options, we determined this to be in error. We have determined that the cancelled stock options should not have been expensed and restated our financial information for the three months ended March 31, 2006, the three and six months ended June 30, 2006 and the three and nine months ended September 30, 2006.

In order to remediate this material weakness, the Company intends to hire an outside consultant to assist it in addressing and resolving accounting and reporting matters for certain equity issuances and other complex transactions that involve the application of highly specialized accounting principles.

The Sarbanes-Oxley Act of 2002 imposed many new requirements on public companies, the most significant of which involve the documentation, testing and reporting of the effectiveness of our internal control over financial reporting. We expect this effort will involve substantial time and expense. Because we have limited resources we can devote to this effort we cannot be sure that we will be able to complete the task in a timely manner or that our internal controls will meet the standards that are currently required. We are also reviewing other procedures with respect to equity issuances in connection with the internal investigation that we announced on March 9, 2007, of the potentially improper issuance of share certificates without legends restricting transfer that may have been facilitated by Mr. Louis Zehil, a partner of our former external legal counsel, McGuire Woods LLP, and our former corporate secretary. Although we are not yet required to report on our assessment of the effectiveness of our internal controls over financial reporting until at least the end of the next fiscal year or provide auditor attestation until the end of fiscal 2008, it is possible that we may identify one or more material weaknesses before we complete our compliance and remediation efforts.

(b) Changes in Internal Control over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the three months ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as all the remedial measures have not been fully implemented or have not operated for a significant period of time. Although we have addressed several of the internal control weaknesses that existed during earlier reporting periods, the remaining weaknesses are significant and continue to materially affect our internal control over financial reporting. However, we do intend to take additional remedial action related to our material weakness described above, which may result in a significant change to our internal controls over financial reporting in the future.

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

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this report as required by Item 601 of Regulation S-B:

10.1	Stock Option Agreement, dated January 12, 2007, by and between the Company and George Lichter.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSEARCH MEDIA, INC.

Date: May 21, 2007	/s/ George Lichter
By: George Lichter
Its: Chief Executive Officer

Date: May 21, 2007	/s/ Frank Knuettel II
By: Frank Knuettel II
Its: Chief Financial Officer

EXHIBIT INDEX

10.1	Stock Option Agreement, dated January 12, 2007, by and between the Company and George Lichter.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002