Form 10QSB
period 2007-06-30
InfoSearch Media, Inc.
filed 2007-08-21
CIK 1164327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number 333-97385

INFOSEARCH MEDIA, INC.
(Exact name of Small Business Issuer as specified in its charter)

Delaware	90-0002618
(State or other jurisdiction of IRS Employer incorporation or organization)	Identification No.)

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

Yes    ☐    No    ☒

As of August 20, 2007, 52,658,337 shares of the Small Business Issuer’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

		Page

PART I -FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2007 and December 31, 2006	3

	Consolidated Statements of Operations for the three months and six months ended June 30, 2007 and 2006	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	5

	Footnotes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 6.	Exhibits	28

SIGNATURES		30

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

INFOSEARCH MEDIA, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)

CURRENT ASSETS:
Cash	$573,453	$2,495,654
Restricted cash	380,245	380,530
Accounts receivable	50,385	68,941
Due from related parties	16,309	50,732
Prepaid and other current assets	151,752	201,604

TOTAL CURRENT ASSETS	1,172,144	3,197,461

EMPLOYEE ADVANCE	4,700	1,000

CONTENT DEVELOPMENT	-	4,083

PROPERTY AND EQUIPMENT, NET	139,351	131,139

SECURITY DEPOSIT	37,500	37,500

EQUITY WARRANT ASSET	143,561	308,837

TOTAL ASSETS	$1,497,256	$3,680,020

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$188,106	$204,271
Accrued salaries and bonuses	69,449	264,515
Accrued expenses	333,475	400,052
Accrued expenses Answerbag acquisition	-	75,156
Capital leases	459	17,621
Deferred revenue	417,416	454,741
Provision for refunds payable/chargebacks	14,360	30,842
Current tax liability	1,250	-

TOTAL CURRENT LIABILITIES	1,024,515	1,447,198

INCOME TAX PAYABLE	156,000	-

FAIR VALUE OF WARRANT LIABILITY	997,990	1,396,215

TOTAL LIABILITIES	2,178,505	2,843,413

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, undesignated, par value $.001per share, 25,000,000 shares	-	-
authorized; no shares issued and outstanding;
Common stock, $.001 par value, authorized 200,000,000 shares;	52,659	51,491
issued and outstanding 52,658,337 and 51,491,197, respectively
Committed stock, 0 and 164,282 shares	-	22,586
Additional paid in capital	11,321,393	11,130,109
Accumulated deficit	(12,055,301)	(10,367,580)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT):	(681,249)	836,606

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$1,497,256	$3,680,020

The accompanying notes are an integral part of the consolidated financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended June 30,		For six months ended June 30,
	2007	2006	2007	2006
CONTENT SALES	$1,120,194	$1,585,098	$2,396,109	$3,048,182
WEB PROPERTIES SALES	39,799	58,787	70,749	1,449,268
NET SALES	1,159,993	1,643,885	2,466,858	4,497,449

CONTENT COST OF SALES	438,752	529,214	899,927	978,409
WEB PROPERTIES COST OF SALES	16,900	23,210	32,221	762,032
COST OF SALES	455,652	552,424	932,148	1,740,441

GROSS PROFIT	704,341	1,091,461	1,534,710	2,757,008

OPERATING EXPENSES
General & administrative	1,349,193	5,104,821	2,371,469	6,994,247
Sales & marketing	427,384	667,629	961,511	1,082,545
TOTAL COSTS AND EXPENSES	1,776,577	5,772,450	3,332,979	8,076,793

LOSS FROM OPERATIONS	(1,072,236)	(4,680,990)	(1,798,269)	(5,319,785)

CHANGE IN FAIR VALUE OF WARRANTS	(61,745)	1,348,209	234,458	2,014,983

LIQUIDATED DAMAGES	-	(356,310)	-	(356,310)

OTHER EXPENSES	-	(25,000)	-	(25,000)

INTEREST INCOME	18,503	20,245	36,124	54,518

INTEREST EXPENSE	(317)	(4,952)	(1,158)	(6,934)

LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(1,115,796)	(3,698,797)	(1,528,846)	(3,638,528)

TAXES FROM CONTINUING OPERATIONS	825	1,735	2,875	1,735

NET LOSS FROM CONTINUING OPERATIONS	(1,116,621)	(3,700,532)	(1,531,721)	(3,640,263)

DISCONTINUED OPERATIONS (SEE FOOTNOTE 1)
Loss from discontinued operations of Answerbag, Inc. (net of tax, $ 9,137)	-	89,623	-	89,623

LOSS BEFORE TAXES	(1,116,621)	(3,790,155)	(1,531,721)	(3,729,886)

Tax Provision

NET LOSS	$(1,116,621)	$(3,790,155)	$(1,531,721)	$(3,729,886)

LOSS PER SHARE FROM CONTINUING OPERATIONS
BASIC	$(0.02)	$(0.08)	$(0.03)	$(0.08)
DILUTED	$(0.02)	$(0.08)	$(0.03)	$(0.08)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS
BASIC	$-	$-	$-	$-
DILUTED	$-	$-	$-	$-
LOSS PER SHARE
BASIC	$(0.02)	$(0.08)	$(0.03)	$(0.08)
DILUTED	$(0.02)	$(0.08)	$(0.03)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	52,547,662	46,169,256	52,132,276	45,882,067

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	52,547,662	46,169,256	52,132,276	45,882,067

The accompanying notes are an integral part of the unaudited consolidated financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudtied)
	Period ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,531,721)	$(3,729,886)
Adjustment from Discontinued Operations	-	89,623
Net Loss from Continuing Operations	(1,531,721)	(3,640,263)

Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	60,038	404,492
Equity based compensation	169,718	4,505,680
Loss from disposal of fixed assets		9,462
Change in fair value of warrants	(232,949)	(2,014,983)

Changes in assets and liabilities:
Accounts receivable	19,183	(120,740)
Due from related parties	34,423	-
Prepaid expenses and other current assets	49,852	(99,865)
Employee Advances	(3,700)	-
Accounts payable, accrued expenses and other liabilities	(352,964)	374,754
Income Tax Payable	1,250	-
Provision for refunds	(16,482)	(15,351)
Deferred revenue	(37,325)	(1,873,531)
Total adjustments	(305,763)	1,169,918

NET CASH USED IN CONTINUING OPERATIONS:	(1,840,677)	(2,470,345)

Net loss from discontinued operations	-	(89,623)

NET CASH USED IN DISCONTINUED OPERATIONS	-	(89,623)

NET CASH USED IN OPERATING ACTIVITIES	(1,840,677)	(2,559,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	288	-
Intangible assets	-	(180,728)
Capital expenditures - fixed assets	(68,250)	(31,632)
Capital expenditures - content development		(49,361)

NET CASH USED IN CONTINUING INVESTMENT ACTIVITES	(67,962)	(261,721)

Change in intangible assets held for sale from discontinued investing activities		(466,025)

NET CASH USED IN DISCONTINUED INVESTMENT ACTIVITES	-	(466,025)

NET CASH USED IN INVESTMENT ACTIVITES	(67,962)	(727,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of capital lease obligations	(17,162)	(15,930)
Warrants Exercise	3,600

NET CASH USED IN FINANCING ACTIVITIES	(13,562)	(15,930)

Net decrease in cash and cash equivalents	(1,922,201)	(3,303,644)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,495,654	4,828,560

CASH AND CASH EQUIVALENTS - END OF PERIOD	$573,453	$1,524,916

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$292	$3,866

Income tax paid	$2,875	$1,755

NON-CASH SUPPLEMENTAL DISCLOSURE OF INVESTING
AND FINANCING ACTIVITIES:
Stock issued or committed to be issued for the acquisition of Answerbag	$-	$237,031

The accompanying notes are an integral part of the unaudited consolidated financial statements.

INFOSEARCH MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months and six months ended June 30, 2007 and 2006 have been prepared by InfoSearch Media, Inc. (the “Company” or “InfoSearch”) in accordance with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission (the “SEC”) including Regulation S-B and accounting principles generally accepted in the United States (“GAAP”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and other adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such instructions, rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented clear and straightforward. For a more complete understanding of the Company’s financial position, these financial statements should be read in conjunction with the audited financial statements and explanatory notes in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 17, 2007.

Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. Organization and Nature of Operations

InfoSearch is a Los Angeles-based provider of "smart" search-targeted text and video content for the Internet, designed to attract better traffic, brand recognition and website performance for publishing and media clients. InfoSearch's network of professional writers, editors, technical specialists and video production resources also help businesses succeed on the Web by implementing text and video content-based Internet marketing solutions. InfoSearch’s search marketing solutions involve online content that supports the non-paid search marketing initiatives of its clients. Non-paid search results, (otherwise known as organic) are the search results that the search engines find on the World Wide Web as opposed to those listings for which companies pay for placement. During the first half of 2007, we derived revenue from our two primary operating groups, Content and Web Properties, and launched several new products including TrafficBuilder Text and TrafficBuilder Video.

Content Group

Through our Content Group, we deliver, through sale or license agreements, branded original content for use by our clients on their websites. Utilizing sophisticated content and keywords analytics, content developed in the TrafficBuilder Text program drives traffic to the client’s website through additional pages of text content which helps deliver improved search engine performance. The TrafficBuilder content provides an environment engineered to stimulate a sale through the use of content focused on the client’s products and services.

In addition, we have introduced related products, including Web analytics and links through partnerships with specialized service providers where the Company acts as a reseller of their respective products. The analytics and links products are both sold on a month-to-month basis.

In February 2007, the Company launched a new search-targeted online video product called TrafficBuilder Video to provide the same customer benefits as the Company’s written, text-based product line, TrafficBuilder Text, including improved organic search engine performance, increased quality site traffic and brand recognition. TrafficBuilder Video is currently primarily being offered to a select number of major online media partners such as Rodale Publishing and has resulted in initial sales.

We derive revenue from the Content Group through either the sale or license of the content. While many of our small to medium sized business clients prefer the month-to-month leasing option over the purchase alternative because it provides a lower upfront cost without a long term commitment, larger firms generally prefer the outright purchase of the content. We are actively pursuing both methods and have created a dedicated team to focus on the larger clients.

Web Properties Group

Through our Web Properties Group, we currently operate numerous content-based websites, including ArticleInsider, through which we distribute traffic to advertisers. These websites are a collection of general informational articles focused on various business topics. We are no longer seeking or engaging new customers for these websites and are harvesting the deferred revenues associated with customers we previously engaged for these websites. However, we continue to monetize traffic to these websites through the use of Google’s AdSense program. In March 2006, we purchased Answerbag, Inc. (“Answerbag”), a consumer information website built through content generated from its users. In October 2006, we entered into a multi-year alliance with Demand Media, Inc. (“Demand Media”), a next generation media company, pursuant to which we sold all of the assets of Answerbag to Demand Media, and Demand Media also agreed to purchase our products and services. During the period of our operation of Answerbag, the site generated revenue through the use of Google’s AdSense program.

3. Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and one subsidiary, Answerbag, Inc., a California corporation, which was acquired by the Company in March 2006 and subsequently sold in October 2006, as previously disclosed in Note 2. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s revenues are derived principally from the licensing or sale of unique content developed for its clients under the Content Group or the sale of advertising on a cost-per-click “(CPC”) basis to one of the websites in the Web Properties Group.

For the Content Group, the Company derives revenue through the licensing and sale of content to third party web site owners. Content sale revenue is recognized when the content is delivered to and accepted by the client. Revenue earned through a 12-month license agreement is treated as an installment sale and prorated revenue is recognized on a monthly basis over the life of the agreement. Clients subject to a 12-month licensing agreement have the right to continue leasing the content at the end of the term on a month-to-month basis. In late September, 2005, the Company added a month-to-month licensing program with higher fees. Revenue earned under month-to-month licensing agreements is recognized on a monthly basis. As part of the Content Group, the Company also earns revenue from web analytics and advertising link sales. Revenue earned from these services is recognized on a monthly basis pursuant to a month-to-month license agreement. Client deposits received in advance of work being completed for such services are deferred by creation of a revenue liability account entry until the revenue is recognized.

For the Web Properties Group, the Company derives revenue from the ArticleInsider website on a CPC basis as traffic is distributed to Google Adsense advertisers. The Company has established a partnership with Google through which Google pays InfoSearch fees for clicks on advertisements sponsored by Google and displayed on the Answerbag and ArticleInsider web sites. The Company recognizes revenue associated with the Google Adsense program as reported by Google to the Company at the end of each month.

Cost of Sales

A significant portion of the Company’s cost of sales is related to content developed under the TrafficBuilder Text product line as part of the Content Group.

For TrafficBuilder Text, content developed pursuant to outright sales and licensing is developed through editors, keyword analysts and independent contractors who write and edit the copy and analyze the keywords. The Company recognizes and expenses those costs related to the content developed for outright sales to clients as the cost is incurred, while the cost of content development for licensing subject to a 12-month contract is amortized over the life of the contract. Content development costs for month-to-month agreements are expensed when incurred.

Content developed pursuant to the Company’s ArticleInsider product increases the value of the network and yields revenue to InfoSearch over a period of years, which led to the decision to capitalize the development costs. Through December 31, 2004, the Company’s practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. However, with the ongoing management of the ArticleInsider product, it became apparent to Company management that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. It became apparent to Company management that it was not uncommon that an article would not begin drawing traffic until some number of months after it was posted on the network. With the advice of the Company’s previous auditors, as of January 1, 2005, to better match costs to revenues, and recognize the increased value of the network, the Company began amortizing ArticleInsider related content development costs over the expected life of thirty-six months, which resulted in an increase in the Company’s gross margins and the Company continues to review this estimate. The Company is no longer developing new content for the ArticleInsider website, a practice which was discontinued in 2005, and the total value of unamortized content as of June 30, 2007 was $0.

Cash

Cash includes cash on hand and cash in banks in demand and time deposit accounts with original maturities of 90 days or less. At June 30, 2007, we had restricted cash of $380,245 held at various financial institutions and online payment processing firms.

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

Significant Clients

One of our clients, Demand Media, represented approximately 25.4% of total revenues for the six months ended June 30, 2007. For the six months ended June 30, 2006, no client represented greater than 10% of our revenues. Approximately 32.1 % of our revenue was from Demand Media for the three months ended June 30, 2007. No client represented greater than 10 % of our revenue for the three months ended June 30, 2006.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At June 30, 2007, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

Credit is generally extended based upon an evaluation of each customer's financial condition, with terms consistent in the industry and no collateral required. The Company determines an allowance for collectibility on a periodic basis. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible.

For the six months ended June 30, 2007 and 2006, the Company recorded an expense related to chargebacks of $0 and $106,546, respectively. For the three months ended June 30, 2007 and 2006, the Company incurred $0 and $12,188, respectively, related to chargebacks. As a matter of practice, the Company does not extend credit and thus has limited accounts receivable. However, in certain instances, situations arise, often after a customer has been a client for a period of time, where the monthly prepayments made, typically in electronic form, are rejected by the credit card processor. In limited situations, this can arise due to a dispute with the Company and in others where the client will no longer honor charges on this card. In certain instances decisions are made to refund the deposits or accept the rejected charges, and in other instances the original charge is no longer collectable.

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

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes Option Pricing Formula. At each period end, or when circumstances indicate that the Company reevaluate the accounting of the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as Change in Fair Value of Warrants.

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

Deferred Revenue

Deferred revenue primarily represents payments received from customers as deposits in advance of the delivery of content, links or analytics under its former content program. In addition, a small remaining amount of the deferred revenue is associated with the ArticleInsider program. This deferred revenue results from payments received from customers as deposits in excess of revenue earned based on click-through activity (web site visitations) for our ArticleInsider product and will be recognized as traffic is delivered.

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

The significant components of the provision for income taxes for the six months ended June 30, 2007 and 2006 were $2,875 and $1,735, respectively, for the state current provision. There was no state deferred provision or federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

The Company has completed a review of its financial statements in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” for the three months ended June 30, 2007 and based on the results does not see any potential for federal of state income taxes other than the minimum franchise taxes for the period and as a result believe that the current provision for income taxes for the period is materially correct.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values.

Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations during the three months and six months ended June 30, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 (R).

The Company attributes the value of share-based compensation to expense using the straight-line method. Share-based compensation expense related to stock options was recorded in the accompanying Statements of Operations as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Selling and marketing	$991	$386,657	$542	$131,331
General and administration	75,274	1,297,619	11,244	1,077,699
Total share-based compensation expense for stock options	$76,265	$1,684,276	$11,786	$1,209,030

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. SFAS No. 155 is effective for financial instruments acquired, issued, or subject to a remeasurement event for fiscal years beginning after September 15, 2006. The adoption of this pronouncement has not had a material impact on the Company's financial position or statement of operations and cash flows.

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

4. Accounts Receivable

At June 30, 2007, the Company’s Google relationship, and various customer relationships accounted for the Company’s accounts receivable. The Company has not experienced any problem with collectibility of receivables.

5. Equity Warrant Asset

We account for the equity warrant asset with net settlement terms to purchase preferred stock of Demand Media as a derivative. Under the terms of the warrant, the Company is entitled to purchase 125,000 shares of Series C Preferred Stock of Demand Media at an exercise price of $3.85 per share. Under the accounting treatment required by SFAS No. 133, equity warrant assets with net settlement terms are recorded at fair value and are classified as investments on the balance sheet.

The fair value of the Demand Media warrant is reviewed quarterly. For the three months ended June 30, 2007, we valued the warrant using the Black-Scholes option pricing model, which incorporates the following material assumptions:

•	Underlying asset value was estimated based on information available, including any information regarding subsequent rounds of funding or initial public offerings.

•
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, was based on a public equity index comprised of a basket of 40 internet companies similar in nature to the business in which Demand Media operates and yielded a volatility of 25.90%.

•	The risk-free interest rate was 4.92%.

•	Expected life of 51 months based on the contractual term of the warrant.

Any changes from the grant date fair value of the equity warrant asset will be recognized as increases or decreases to the equity warrant asset on our consolidated balance sheet and as net gains or losses on derivative investments within non-operating expenses in the consolidated statement of operations.

As of June 30, 2007, there was a $163,767 decrease in the fair value of the equity warrant asset from December 31, 2006.

6.  Deferred Revenue

As of June 30, 2007 the current portion of the deferred revenue is $417,416. The Company allocates between the current portion and the long term portion based upon its historical experience and its estimate of delivery time for content and related products and click through activity for Web Properties.

7. Net Income (Loss) per Share

Net income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. For the six months ended June 30, 2007 and 2006, there were 14,187,643 and 7,075,537, respectively, shares exercisable from stock options, certain restricted stock and warrants that are excluded from the computation of net earnings (loss) per share as their effect would be anti-dilutive.

8. Shareholders’ Equity

The authorized capital stock currently consists of 200,000,000 shares of Common Stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share, the rights and preferences of which may be established from time to time by our board of directors. As of June 30, 2007, there were 52,658,337 shares of our Common Stock issued and outstanding and options and warrants exercisable representing 11,207,543 shares of Common Stock. No other securities, including without limitation any preferred stock, convertible securities, options, warrants, promissory notes or debentures are outstanding.

Warrants

On November 7, 2005, the Company issued 8,359,375 shares of common stock in a private placement transaction to 15 accredited investors for the purchase price of $0.64 per share (representing a 20% discount to the closing price of our common stock on November 2, 2005) for total proceeds of $5.35 million. In addition, the investors received warrants to purchase 4,179,686 shares of our common stock. The warrants expire on November 7, 2010 and are exercisable at a price of $0.88 per share. These securities were offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder. The investors were “accredited investors” as that term is defined under Regulation D. As a registration statement was not declared effective by the SEC within the timeframe set forth in the Registration Rights Agreement, the Company accrued a charge for liquidated damages and related interest of $509,904 for the nine months ended September 30, 2006. On August 22, 2006, the investors agreed to accept 4,306,613 shares of the Company’s common stock in exchange for extinguishment of this liability. The number of shares issued in exchange for the liquidated damages was determined based on a discount to the average of the Company’s stock price for the five days preceding the first issuance date, which is the date three days following receipt of the minimum two-thirds majority of the registrable securities necessary to amend the Registration Rights Agreement. These shares were issued to the investors on October 4, 2006, and are recorded as equity as of June 30, 2007.

The warrants issued to all participants in the November 7, 2005 private placement require the Company to settle the contracts by the delivery of registered shares. At the date of issuance, the Company did not have an effective registration statement related to the shares that could be issued should the warrant holders exercise the warrants. In addition, the warrant holders have the right to require that the Company settle the warrant on a net-cash basis in a fundamental transaction, regardless of the form of tender underlying the fundamental transaction. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the rights of the warrant holders to settle in cash potentially in preference to other shareholders receiving other forms of consideration, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants are being treated as a liability. The fair value of the warrants was calculated as of November 7, 2005 using the Black-Scholes pricing model and was recorded as a warrant liability on the balance sheet date. The change in fair value was included on the Statement of Operations under Change in Fair Value of Warrants. The value of the warrants on the date of the transaction and as of December 31, 2006 was $3,063,172 and $485,138, respectively. In addition, the fair value decreased from December 31, 2006 through June 30, 2007 by $161,448 . The change in fair value from December 31, 2006 was calculated by using the Black-Scholes pricing model with the following assumptions: expected weighted average life, 40 months as of June 30, 2007; stock volatility, 114.23%; risk-free interest rates of 4.92%; and no dividends during the expected term.

On July 6, 2006, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”), with Gemini Partners, Inc. (“Gemini”), pursuant to which the Company issued to Gemini a Common Stock Purchase Warrant immediately exercisable into 300,000 shares of the Company’s common stock at a price of $0.01 per share. Pursuant to the Settlement Agreement, Gemini agreed to cancel its existing warrant to purchase 300,000 shares of our common stock at a purchase price of $1.00 per share. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the Settlement Agreement and determined that they should be accounted for as equity. On February 15, 2007, Gemini exercised such warrant and the Company issued 300,000 shares of its common stock to Gemini. The fair value of the warrant was calculated as of July 6, 2006 using the Black-Scholes pricing model with the following assumptions: expected life of 54 months following the grant date; stock volatility of 104.13%; risk-free interest rates of 5.2%; and no dividends during the expected term. The fair value of the warrant was determined to be $68,752. The warrant was offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

On July 6, 2006, the Company entered into the GP Group Consulting Agreement (the “Consulting Agreement”) with GP Group, LLC (“GP Group”), pursuant to which it issued to GP Group a Common Stock Purchase Warrant on each of August 6, 2006, September 6, 2006 and October 6, 2006, each such warrant is immediately exercisable into 20,000 shares of the Company’s common stock at a price of $0.01 per share. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the Consulting Agreement and determined that they should be accounted for as equity. On February 15, 2007, GP Group exercised such warrants and the Company issued 60,000 shares of its common stock. The fair values of the warrants were calculated using the Black-Scholes pricing model with the following assumptions: expected life of 46, 45, and 44 months following the grant dates; stock volatility of 104.12%, 106.98%, and 109.50%; risk-free interest rates of 4.88%, 4.76% and 4.66%; and no dividends during the expected term, for warrants issued August 6, September 6, and October 6, 2006 on each respective grant date. The fair value of the three warrants was determined to be $4,164, $2,804 and $2,611, respectively. The Consulting Agreement was terminated effective October 24, 2006. The warrants were offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

The board of directors approved the sale of substantially all of the assets of Answerbag on September 30, 2006. On October 3, 2006, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to sell substantially all of the assets of Answerbag to Demand Answers, Inc. and its parent, Demand Media. In conjunction with the agreement, Demand Media received a five year warrant to purchase 5,000,000 shares of the Company's common stock at a purchase price of $0.158 per share that expires on October 4, 2011. The exercise price of the warrant was determined by calculating the average of the closing price of the Company’s common stock from the average of the ten day period from September 11, 2006 to September 22, 2006, and the average of the ten day period from October 4, 2006 to October 17, 2006. Pursuant to the Asset Purchase Agreement, Demand Media also received the right to appoint one member to the board of directors of the Company, which it has not exercised. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the Asset Purchase Agreement and determined that they should be acccounted for as a liability because of the requirement to maintain an effective registration statement for a period of two years. The fair value of the warrant was calculated as of October 4, 2006 using the Black-Scholes pricing model with the following assumptions: expected life of 60 months following the grant date; stock volatility, 109.79%; risk-free interest rates of 4.50%; and no dividends during the expected term.  The fair value of the warrant appears on the balance sheet as Fair Value of Warrant Liability along with the warrants issued pursuant to the private placement transaction closed in November 2005.

The change in fair value since the date of issuance was included in other income on the Statement of Opertaions under Change in Fair Value of Warrants. The value of the warrants on the date of the transaction and as of December 31, 2006 was $598,836 and $911,077, respectively. In addition, the fair value decreased from December 31, 2006 through June 30, 2007 by $236,777. The change in fair value on June 30, 2007 was calculated by using the Black-Scholes pricing model with the following assumptions: expected life, 51 months as of June 30, 2007; stock volatility, 114.23%; risk-free interest rates of 4.92%; and no dividends during the expected term. The warrant was offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

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

9. Stock Options

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the grants during three months ended June 30, 2007 and 2006:  expected life, ten years following the grant date; stock volatility, 109.63% and 133.05%, respectively; risk-free interest rates of 4.92% and 4.79%, respectively; and no dividends during the expected term.  As share-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience of forfeited stock options as a percent of total options granted.

A summary of the Company’s stock option activity is as follows:

	# of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	3,151,619		$0.58
Granted	3,202,150		$0.18
Cancelled / Forfeited	1,343,960		$0.81
Outstanding as of June 30,2007	5,009,809	9.13	$0.26	$43,050
Exercisable as of June 30, 2007	1,877,857	8.75	$0.40	$4,556
Expected to vest in future years	2,368,174	9.65	$0.18	$15,949

The weighted average grant date fair value of options granted during the six months ended June 30, 2007 was $0.18.  The intrinsic value of options exercised during the three months ended June 30, 2007 was $0. The intrinsic value of the outstanding options was $43,050 at June 30, 2007.

Additional information regarding options outstanding as of June 30, 2007 is as follows:

Options outstanding			Options Exercisable
Exercise prices	Number of Shares	Weighted average remaining contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.14	1,435,000	9.75	$0.14	151,852	$0.14
$0.17	474,000	9.46	$0.17	346,030	$0.17
$0.19	430,000	9.74	$0.19	-	$0.19
$0.20	1,772,150	9.55	$0.20	529,879	$0.20
$0.22	42,500	9.08	$0.22	13,937	$0.22
$0.23	20,000	9.35	$0.23	-	$0.23
$0.39	240,000	8.77	$0.39	240,000	$0.39
$0.41	12,000	8.87	$0.41	12,000	$0.41
$0.67	82,500	8.52	$0.67	82,500	$0.67
$0.76	262,500	7.66	$0.76	262,500	$0.76
$0.78	70,000	8.35	$0.78	70,000	$0.78
$0.81	33,500	7.96	$0.81	33,500	$0.81
$1.00	135,659	5.79	$1.00	135,659	$1.00

Total Options	5,009,809	9.13	$0.26	1,877,857	$0.40

At June 30, 2007 3,314,358 shares (remaining balance reflects issuance of restricted stock) were available for future grants under the Company’s Stock Option Plan (the “Stock Option Plan”).

As of June 30, 2007, the total compensation related to non-vested option awards yet to be expensed was $282,402 to be recognized over a weighted average period of 2.89 years

As of June 30, 2007, we had 5,600,559 shares of restricted stock grants outstanding to employees and directors of the Company.

A summary of the Company’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non Vested Shares as of January 1, 2007	642,857	$0.14

Granted	-	-

Vested	642,857	$0.14

Non Vested Shares as of June 30, 2007	-	-

10. Related Party Transactions.

Mr. Warthen, our Chief Technology Officer, is a shareholder and was the Chief Technology Officer of Global Streams, a digital video processing company, from 2000 to 2002, which is currently a vendor to Company. At June 30, 2007, Mr. Warthen owed the Company $16,309 to reimburse the Company for income taxes paid on his behalf.

11. Commitments and Contingencies

The Company has entered into a non-cancelable operating lease for facilities through May 31, 2009. Rental expense was $117,357 and $85,480 for the six months June 30, 2007 and 2006, respectively. At June 30, 2007, the future minimum lease payments for the years ending December 31 are as follows:

2007 (remainder of year)	$111,120
2008	226,125
2009	95,375
Total Minimum Lease Payments	$432,620

The Company has entered into capital leases for equipment. The leases are for 24 and 36 months and contain bargain purchase provisions so that the Company can purchase the equipment at the end of each lease. At June 30, 2007, the following sets forth the minimum future lease payments and present values of the net minimum lease payments under these capital leases for the year ending December 31 as follows:

Total Minimum Lease Payments for 2007	$1,712

Less: Imputed Interest	32

Present Value of Total Minimum Lease Payments	$1,680

The capital lease payments for the six months ended June 30, 2007 and 2006 were $16,920 and $20,118, respectively, and these obligations will be extinguished by September 2007. Total interest expense for the six months ended June 30, 2007 and 2006 was $979 and $4,129, respectively.

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

The Second Amendment amends the Employment Agreement to provide, among other things, that Mr. Lichter is eligible to receive a quarterly bonus in an amount not to exceed 25% of his then current base salary for each calendar quarter (or a pro-rata portion of such bonus in the case of a period of less than three months) within the board of directors’ sole discretion. Prior to the Second Amendment, the Employment Agreement provided that Mr. Lichter was eligible to receive a quarterly bonus not to exceed $37,150 per quarter where such stated amount was then equal to 25% of his former base salary. The Second Amendment also revises the definition of a “Change of Control” so that a change of ownership in the outstanding voting securities of the Company constituting a “Change of Control” is determined based on the outstanding voting securities owned collectively by the common stockholders and warrant holders of the Company as of January 12, 2007, rather than August 23, 2005 as provided for in the Employment Agreement prior to the Second Amendment.

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

On June 9, 2007, the Company entered into an employment agreement with Scott Brogi, the Company’s Chief Financial Officer with an annual base salary of $200,000. Additionally Mr. Brogi is eligible for a bonus of 40% of his base salary. The basis for this bonus is revenue and operating income goals and individual goals to be determined. Mr. Brogi also received an option to purchase 1,000,000 shares of the Company’s Common stock at $0.14 per share, the closing price as of June 11, 2007. These options were granted on June ll, 2007, expire ten years after the grant date and vest on an equal monthly basis over a 36 month period. In the event of a change of control of the Company, Mr. Brogi will receive six months of base salary and a 6 month acceleration of vesting of these stock options. Change of control is defined as the acquisition by a single shareholder (or beneficial owner) of a minimum of 51% of the then outstanding ordinary shares of the Company. Upon termination, death or long term disability, Mr. Brogi receives additional benefits under the agreement. If termination is without cause, he is entitled to 3 months salary, any bonus earned through the date of termination and 3 months acceleration of vesting of his stock options.

Mr. Frank Knuettel, II, resigned as Chief Financial Officer of the Company effective June 15, 2007, although he is party to a consulting agreement whereby he will provide certain ongoing services to the Company through September 15, 2007 for which he will receive cash compensation as well as 100,000 shares of restricted stock which will vest in three essentially equal monthly installments through September 15, 2007.

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

The Company’s revenues are derived principally from the sale or licensing of unique text and video content developed for its clients under the TrafficBuilder program in the Content Group or the sale of interactive advertising on a CPC basis through one of the websites in the Web Properties Group.

For the TrafficBuilder program, the Company derives revenue through the licensing and sale of content to third party web site owners. Content sale revenue is recognized when the content is delivered to and accepted by the client. Revenue earned through a 12-month license agreement is treated as an installment sale and prorated revenue is recognized on a monthly basis over the life of the agreement. Clients subject to a 12-month licensing agreement have the right to continue leasing the content at the end of the term on a month-to-month basis. In late September, 2005, the Company added a month-to-month licensing program with higher fees. Revenue earned under month-to-month licensing agreements is recognized on a monthly basis. As part of the TrafficBuilder program, the Company also earns revenue from web analytics and advertising link sales. Revenue earned from these services is recognized on a monthly basis pursuant to a month-to-month license agreement. Client deposits received in advance of work being completed for such services are deferred by creation of a revenue liability account entry until the revenue is recognized.

The Company derives revenue from the ArticleInsider website in the Web Properties Group on a CPC basis as traffic is distributed to Google Adsense advertisers. The Company has established a relationship with Google through which Google pays InfoSearch fees for clicks on advertisements sponsored by Google and displayed on the ArticleInsider web site. The Company recognizes revenue associated with the Google Adsense program as reported by Google to the Company at the end of each month.

Cost of Sales

A significant portion of the Company’s cost of sales is related to content developed under the TrafficBuilder program as part of the Content Group and for the ArticleInsider.com website as part of the Web Properties group.

For the TrafficBuilder program, content developed pursuant to outright sales and licensing is developed through editors, keyword analysts and other independent contractors who write and edit the copy and analyze the keywords. The Company recognizes and expenses those costs related to the content developed for outright sales to clients as the cost is incurred, while the cost of content development for licensing subject to a 12-month contract is amortized over the life of the contract. In late September, 2005 the Company added a month-to-month licensing option, with content development costs for the month-to-month agreements expensed when incurred.

Content developed pursuant to the Company’s ArticleInsider product increase the value of the network and yield revenue to Company over a period of years, which led to the decision to capitalize the development costs. Through December 31, 2004, the Company’s practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. However, with the ongoing management of the ArticleInsider product, it became apparent to Company management that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. It became apparent to InfoSearch management that it was not uncommon that an article would not begin drawing traffic until some number of months after it was posted on the network. With the advice of the Company’s previous auditors, as of January 1, 2005, to better match costs to revenues, and recognize the increased value of the network, the Company began amortizing ArticleInsider related content development costs over the expected life of 36 months, which resulted in an increase in the Company’s gross margins, and the Company continues to review this estimate. The Company is no longer developing new content for the ArticleInsider website, a practice which was discontinued in 2005, and the total value of unamortized content as of June 30, 2007 was $0.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

REVENUES

Revenues decreased 29.4% to $1,159,993 for the three months ended June 30, 2007 from $1,643,885 for the three months ended June 30, 2006. Revenues decreased 45.1% to $2,466,858 for the six months ended June 30, 2007 from $4,497,449 for the six months ended June 30, 2006.

Revenues associated with our Web Properties Group fell to $39,799 from $58,787 for the three months ended June 30, 2007 and 2006, respectively; and fell to $70,749 from $1,449,268 for the six months ended June 30, 2007 and 2006, respectively. The decrease in revenue during the three and six months ended June 30, 2007 versus the three and six months ended June 30, 2006 is principally due to the cessation of the ArticleInsider affiliate program within our Web Properties group. We utilized the affiliate program to help us recognize deferred revenue associated with ArticleInsider.com, which is the principal asset in our Web Properties Group. We closed down the affiliate program at the end of the first quarter of 2006 as we were no longer bringing on new clients for the ArticleInsider website, we had recognized a substantial portion of the available deferred revenue and the margin began to deteriorate. We recognized as revenue $1,341,607 of deferred revenue through the discontinued affiliate program for the six months ended June 30, 2006, versus $1,151 for the six months ended June 30, 2007.

Revenues associated with our Content Group fell to $1,120,194 from $1,585,098 for the three months ended June 30, 2007 and 2006, respectively; and to $2,396,109 from $3,048,182 for the six months ended June 30, 2007 and 2006, respectively. The decrease in revenue during the three and six months ended June 30, 2007 was primarily attributable to a decline in license revenue. Content comprised 97.1% of our revenues for the six months ended June 30, 2007 versus 67.6% of our revenues for the six months ended June 30, 2006. One of our clients, Demand Media, represented approximately 25.4% of total revenues for the six months ended June 30, 2007 as compared to $0 at June 30, 2006.

COST OF SALES AND GROSS PROFIT

The Company had a gross profit of $704,341 and a gross margin of 60.7% for the three months ended June 30, 2007 compared to a gross profit of $1,091,461 and a gross margin of 66.3% for the three months ended June 30, 2006. The Company had a gross profit of $1,534,710 and a gross margin of 62.2% for the six months ended June 30, 2007 versus a gross profit of $2,757,008 and a gross margin of 61.3% for the six months ended June 30, 2006.

Gross profit for the Web Properties Group was $22,899 and 57.5% for the three months ended June 30, 2007 versus $35,577 and 60.5% for the three months ended June 30, 2006. The gross profit was $38,528 and 54.5% for the six months ended June 30, 2007 versus $687,236 and 47.4% for the six months ended June 30, 2006. The decline in gross profits is attributable to the fact that at the end of the first quarter of 2006 the deferred revenue associated with our ArticleInsider product had largely been recognized.

Gross profit for the Content Group was $681,442 and 60.8% for the three months ended June 30, 2007 versus $1,055,884 and 66.6% for the three months ended June 30, 2006. The gross profit was $1,496,182 and 62.4% for the six months ended June 30, 2007 versus $2,069,773 and 67.9% for the six months ended June 30, 2006. The decline in margins is primarily related to lower overall volume of content we are producing plus the effect of the decline in license revenue in which we recognize the production costs up front but experience revenue over a period of time, spread across a historically fixed expense base. Effective May 1, 2007, we reorganized our writing and editorial process to reduce the level of fixed expenses and replaced such fixed expenses with variable expenses in order to improve scalability and reduce the effect of periodic changes in production volume on gross margins.

OPERATING EXPENSES

Operating expenses consist of selling expenses and general and administrative expenses. Total operating expenses decreased to $1,776,577 for the three months ended June 30, 2007 from $5,772,450 for the three months ended June 30, 2006; and to $3,332,979 for the six months ended June 30, 2007 from $8,076,793 for the six months ended June 30, 2006.

Sales and Marketing expenses consist of costs primarily incurred to develop and implement marketing and sales programs for the Company’s Content Group products. These include costs associated with the marketing department participation in trade shows, media development and advertising. These selling expenses also include the costs of hiring and maintaining a sales department. These costs decreased by 36.0% to $427,384 for the three months ended June 30, 2007 from $667,629 for the three months ended June 30, 2006 and 11.2% to $961,511 for the six months ended June 30, 2007 from $1,082,545 for the six months ended June 30, 2006. This decrease in expenses is attributable to lower employee, marketing, and lead generation activities.

General and Administrative expenses include senior management, accounting, legal, business development, consulting, rent, administrative personnel, depreciation and amortization, and other overhead related costs. These costs decreased 73.6% to $1,349,193 for the three months ended June 30, 2007 from $5,104,821 for the three months ended June 30, 2006 and 66.1% to $2,371,469 for the six months ended June 30, 2007 from $6,994,247 for the six months ended June 30, 2006. These decreases are primarily attributed to lower share-based compensation expenses for employees and members of the board of directors, a reduction in the number of personnel. Share-based compensation expense for the six months ended June 30, 2007 decreased to $169,718 versus $4,505,680 for the comparable period in 2006 as the acceleration of vesting on June 30, 2006 of stock option grants and restricted stock grants issued prior to the second quarter of 2006 were recognized during the prior year. Excluding the share-based compensation expenses General and Administrative Expense would have decreased by 11.5% to $2,201,751 for the six months ended June 30, 2007 from $2,488,567 for the six months ended June 30, 2006. This decrease in expenses is primarily due to the impact of the Company’s May 2007 workforce reduction, even after certain one-time employee termination costs were incurred during the second quarter.

OTHER NON-OPERATING INCOME/EXPENSE

Other non-operating net income is substantially comprised of interest income received on the cash balances the Company maintains in money market accounts. Interest income was $18,503 for the three months ended June 30, 2007 as compared to $20,245 for the three months ended June 30, 2006; resulting in interest income, net of interest expense of $1,158, was $36,124 for the six months ended June 30, 2007 as compared to $54,518 in interest income, net of interest expense of $6,934, for the six months ended June 30, 2006. Although the figure increased slightly in the second quarter, this overall decline in net interest income is due to lower cash balances during the six months ended June 30, 2007 relative to the same period in 2006.

We also experienced a non-operating loss of $61,745 for the three months ended June 30, 2007 versus non-operating income of $1,348,209 for the same period in 2006; and non-operating income of $234,458 for the six months ended June 30, 2007 as compared to non-operating income of $2,014,983 for the six months ended June 30, 2006. The non-operating losses and income are associated with the change in fair value of the warrants we issued in conjunction with the financing we completed in November 2005 and the warrants we issued to Demand Media and the warrants we received to purchase preferred stock of Demand Media in October 2006, both of which were related to the Answerbag transaction.

NET EARNINGS (LOSS)

Our net loss decreased to $1,116,621 or $0.02 per share for the three months ended June 30, 2007 as compared to net loss of $3,790,155 or $0.08 per share in the three months ended June 30, 2006, and it decreased to $1,531,721 or $0.03 per share for the six months ended June 30, 2007 as compared to net loss of $3,729,886 or $0.08 per share in the six months ended June 30, 2006.

The decrease in our net losses were primarily a result of a decline in revenues coupled with relatively stable gross profit margins, the decrease in share based compensation expenses, and a decrease in both our sales and marketing as well as our general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $1,922,201 to $573,453 during the six months ended June 30, 2007 relative to the Company’s fiscal year ending December 31, 2006 primarily due to the net loss of $1,531,721 for the first half of the year as well as a decrease in Accounts Payable, Accrued Expenses and Other Liabilities which were a further use of cash.

Cash used in continuing operations of $1,840,677 for the six months ended June 30, 2007, consisted principally of the use of cash in the net loss of $1,531,721 due to the level of operating expenses, offset primarily by non-cash charges of $169,718 in stock based compensation to employees and directors and $60,038 in depreciation and amortization, partially offset by the non-cash gain of $232,949 for adjustments in the fair market value of warrants. Changes in current assets and current liabilities accounted for an additional use of cash primarily related to a decrease of $352,964 in Accounts Payable, Accrued Expenses and Other Liabilities partially offset by an increase in Prepaid Expenses and Other Current Assets of $49,852.

Cash used in continuing operations of $2,559,968 for the six months ended June 30, 2006, consisted principally of the use of cash in the net loss of $3,729,886 due to the level of operating expenses, offset primarily by non-cash charges of $4,505,680 in stock based compensation to employees and directors and $404,492 in depreciation and amortization, somewhat offset by the non-cash gain of $2,014,983 for adjustments in the fair market value of warrants.

Cash used in investing activities for the six months ended June 30, 2007 and 2006 was $67,962 and $261,721, respectively, consisting primarily of capital expenditures of $68,250 and $80,993, for the six months ended June 30, 2007 and 2006, respectively. The continuing commitment of capital is for the existing capital leases for equipment which have existing future minimum lease payments of $459 as of June 30, 2007 and which will be completely extinguished in the third quarter of 2007. The only other continuing commitment of capital is for the existing operating lease for the Company's offices which has future minimum lease payments of $111,120 in 2007, $226,125 in 2008 and $95,375 in 2009.

Cash used in financing activities for the six months ended June 30, 2007 and 2006 was $13,562 and $15,930, respectively, resulting from principal payments related to capital lease obligations.

As of June 30, 2007, the Company had cash and cash equivalents amounting to $573,453 and a net working capital surplus of $147,629. We expect the use of cash to decline significantly in the second half of 2007 as a result of the Company’s May 2007 workforce reduction coupled with other significant recent reductions in going forward expense levels. These changes should reduce Operating Expenses from $1,776,577 for the three months ended June 30, 2007 to less than $1,500,000 for the remaining two quarters of 2007 which can be supported from the Companies current gross profit and cash levels. Accordingly, we do not currently anticipate a need for additional capital to support operations at their current levels during 2007.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements and there are no material commitments for additional capital expenditures at June 30, 2007.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. As a result of the material weakness described below, they have concluded that our disclosure controls and procedures were not effective as of June 30, 2007 in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and we are in the process of implementing tighter controls.

As described below, the Company restated its financial statements for the first three quarters of 2006. Management has concluded that this restatement resulted from how the Company accounted for cancelled stock options upon the termination of employees. Under standards established by the Public Accounting Oversight Board, a “material weakness” is a significant deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

In order to remediate this material weakness the Company has reviewed its internal policies and procedures related to share based payments, equity issuances and other complex transactions and has added additional controls such as additional levels of review for option transactions, periodic reviews of key stockholders equity master control documentation from the transfer agent and making revisions to its Insider Trading Policy as well as internal procedures to insure there is adequate oversight in reviewing any requested transfers.

The Sarbanes-Oxley Act of 2002 imposed many new requirements on public companies, the most significant of which involve the documentation, testing and reporting of the effectiveness of our internal control over financial reporting. We expect this effort will involve substantial time and expense. Because we have limited resources we can devote to this effort we cannot be sure that we will be able to complete the task in a timely manner or that our internal controls will meet the standards that are currently required. We are also reviewing other procedures with respect to equity issuances in connection with the internal investigation that we announced on March 9, 2007 of the potentially improper issuance of share certificates without legends restricting transfer that may have been facilitated by Mr. Zehil, a partner of our former external legal counsel, McGuire Woods LLP, and our former corporate secretary. Although we are not yet required to report on our assessment of the effectiveness of our internal controls over financial reporting, until the end of fiscal 2007 (or provide auditor attestation until the end of fiscal 2008) it is possible that we may identify one or more material weaknesses before we complete our compliance and remediation efforts.

(b) Changes in Internal Control over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the three months ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as all the remedial measures have not been fully implemented or have not operated for a significant period of time. Although we have addressed several of the internal control weaknesses that existed during earlier reporting periods, the remaining weaknesses are significant and may continue to materially affect our internal control over financial reporting. However, we do intend to take additional remedial action related to our material weakness described above, which may result in a significant change to our internal controls over financial reporting in the future.

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

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this report as required by Item 601 of Regulation S-B:

11.1	Incentive Stock Option Agreement, dated June 15, 2007, by and between the Company and Scott Brogi.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSEARCH MEDIA, INC.

Date: August 20, 2007	/s/ George Lichter
By: George Lichter
Its: Chief Executive Officer

Date: August 20, 2007	/s/ Scott Brogi
By: Scott Brogi
Its: Chief Financial Officer

EXHIBIT INDEX

11.1	Incentive Stock Option Agreement, dated June 15, 2007, by and between the Company and Scott Brogi.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002