Form 10QSB
period 2007-09-30
InfoSearch Media, Inc.
filed 2007-11-16
CIK 1164327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes    ☐    No   ☒

As of November 16, 2007, 52,871,973 shares of the Small Business Issuer's common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

		Page

PART I -FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2007 (Unaudited) and December 31, 2006	3

	Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2007 and 2006	4

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 6.	Exhibits	23

SIGNATURES		24

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

INFOSEARCH MEDIA, INC.
CONSOLIDATED BALANCE SHEETS

The accompanying notes are an integral part of the consolidated financial statements.

	(Unaudited) September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$639,674	$2,495,655
Restricted Cash	362,392	380,530
Accounts Receivable	27,619	68,941
Due from Related parties	16,309	50,732
Prepaid and Other current assets	148,588	201,604
TOTAL CURRENT ASSETS	1,194,582	3,197,463

EMPLOYEE ADVANCE	4,500	1,000
CONTENT DEVELOPMENT	-	4,082
PROPERTY AND EQUIPMENT, NET	142,117	131,139
SECURITY DEPOSIT	37,500	37,500
EQUITY WARRANT ASSET	122,573	308,837
TOTAL ASSETS	$1,501,272	$3,680,020

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$299,818	$204,271
Accrued Salaries and Bonuses	74,393	264,516
Accrued Expenses	290,245	400,052
Accrued Expenses, Answerbag Acquisition	-	75,156
Capital Leases	459	17,621
Deferred Revenue	606,292	454,741
Provision for Refunds Payable and Chargebacks	10,718	30,842
Current Tax Liability	1,250	-
TOTAL CURRENT LIABILITIES	1,283,174	1,447,199

CAPITAL LEASES, NET OF CURRENT PORTION	-	-
INCOME TAX PAYABLE	156,000	-
FAIR VALUE OF WARRANT LIABILITY	873,862	1,396,215
TOTAL LIABILITIES	$2,313,037	$2,843,414

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, undesignated, par value $.001 per share, 25,000,000 shares
authorized; no shares issued and outstanding;	-	-
Common Stock, $.001 par value, authorized 200,000,000 shares;
issued and outstanding 52,871,973 and 51,491,197, respectively	52,872	51,491
Committed Stock, 0 and 164,282 shares	-	22,586
Additional Paid In Capital	11,375,683	11,130,109
Accumulated Deficit	(12,240,320)	(10,367,580)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(811,765)	836,606

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,501,272	$3,680,020

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
The accompanying notes are an integral part of the consolidated financial statements.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
NET SALES
Content	$1,151,542	$1,278,964	$3,547,651	$4,822,700
Web Properties	38,517	339,978	109,266	1,281,984
NET SALES	1,190,059	1,618,942	3,656,917	6,104,684

COST OF SALES
Content	342,606	319,295	1,242,534	1,407,805
Web Properties	9,420	84,876	41,641	785,907
COST OF SALES	352,026	404,171	1,284,175	2,193,712
GROSS PROFIT	838,033	1,214,771	2,372,742	3,910,972

OPERATING EXPENSES
General and Administrative	681,368	1,342,991	3,052,837	8,590,267
Sales and Marketing	341,156	476,611	1,302,666	1,560,645
Other Expenses	110,000	-	110,000	-
TOTAL OPERATING EXPENSES	1,132,524	1,819,602	4,465,503	10,150,912

LOSS FROM OPERATIONS	(294,491)	(604,831)	(2,092,761)	(6,239,940)

CHANGE IN FAIR VALUE OF WARRANTS	103,139	232,119	337,597	2,247,102
OTHER EXPENSE	-	-	-	(34,102)
INTEREST INCOME	10,389	12,315	46,513	66,832
INTEREST EXPENSE	(7)	(5,861)	(1,165)	(12,795)
(LOSS) FROM CONTINUING OPERATIONS BEFORE TAX	(180,970)	(366,258)	(1,709,816)	(3,972,903)

PROVISION FOR TAX FROM CONTINUING OPERATIONS	4,050	7,200	6,925	23,353
NET (LOSS) FROM CONTINUING OPERATIONS	(185,020)	(373,458)	(1,716,741)	(3,996,256)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	-	(276,784)	-	(383,870)
Loss from discontinued operations of Answerbag, Inc.	-	-	-	-

NET (LOSS)	$(185,020)	$(650,242)	$(1,716,741)	$(4,380,126)

(LOSS) PER SHARE FROM CONTINUING OPERATIONS -
Basic	($0.00)	($0.01)	($0.03)	($0.09)
Diluted	($0.00)	($0.01)	($0.03)	($0.09)
(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS -
Basic	$0.00	($0.01)	$0.00	($0.01)
Diluted	$0.00	($0.01)	$0.00	($0.01)
(LOSS) PER SHARE
Basic	($0.00)	($0.01)	($0.03)	($0.10)
Diluted	($0.00)	($0.01)	($0.03)	($0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING - Basic	53,280,710	46,301,912	52,396,658	46,028,271
WEIGHTED AVERAGE SHARES OUTSTANDING - Diluted	53,280,710	46,301,912	52,396,658	46,028,271

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
The accompanying notes are an integral part of the consolidated financial statements.

	Period ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(1,716,741)	$(4,894,699)
Adjustment from Discontinued Operations	-	383,870
Net Loss from Continuing Operations	(1,716,741)	(4,510,829)
Adjustment to reconcile Net (Loss) to Net Cash used in Operating Activities:
Depreciation and Amortization	86,353	566,459
Equity-based Compensation	199,122	4,729,683
Loss from Disposal of Fixed Assets	-	9,396
Liquidated Damages	-	509,904
Change in Fair Value of Warrants	(336,088)	(2,247,102)
Changes in Assets and Liabilities:
Accounts Receivable	41,322	(158,756)
Due from Related Parties	34,423	-
Due from Employee Advances	(3,500)	-
Prepaid Expenses and Other Current Assets	52,163	(119,691)
Accounts Payable, Accrued Expenses and Other Liabilities	(279,539)	(6,620)
Income Tax Payable	1,250	-
Provision for Refunds	(20,124)	8,694
Deferred Revenue	151,551	(2,245,937)
Total Adjustments	(75,567)	1,046,030

NET CASH USED IN CONTINUING OPERATIONS	(1,792,308)	(3,464,799)
Net (Loss) from Discontinued Operations	-	(383,870)
Change in Operating Assets Held for Sale from Discontinued Operations	-	29,125
NET CASH USED IN DISCONTINUED OPERATIONS	-	(354,745)
NET CASH USED IN OPERATING ACTIVITIES	(1,792,308)	(3,819,544)

CASH FLOWS FROM CONTINUING INVESTMENT ACTIVITIES:
Restricted Cash	18,139	-
Capital Expenditures - Fixed Assets	(68,250)	(37,640)
Capital Expenditures - Content Development	-	(49,361)
NET CASH USED IN CONTINUING INVESTMENT ACTIVITIES	(50,111)	(87,001)
NET CASH USED IN DISCONTINUED INVESTMENT ACTIVITIES	-	(479,888)
NET CASH USED IN INVESTMENT ACTIVITIES	(50,111)	(566,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments of Capital Lease Obligations	(17,162)	(24,269)
Warrants Exercised	3,600	-
NET CASH (USED IN) FINANCING ACTIVITIES	(13,562)	(24,269)

Net (Decrease) in Cash	(1,855,981)	(4,410,703)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,495,655	4,828,560
CASH AND CASH EQUIVALENTS - END OF PERIOD	$639,674	$417,857

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$299	$12,795
Income Tax Paid	$3,875	$23,353
Stock Issued or Committed to be Issued for the Acquisition of Answerbag	$-	$462,499
Stock Issuances for Liquidated Damages	$-	$509,904

INFOSEARCH MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
1. Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months and nine months ended September 30, 2007 and 2006 have been prepared by InfoSearch Media, Inc. (the “Company” or “InfoSearch”) in accordance with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission (the “SEC”) including Regulation S-B and accounting principles generally accepted in the United States (“GAAP”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and other adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such instructions, rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented clear and straightforward. For a more complete understanding of the Company's financial position, these financial statements should be read in conjunction with the audited financial statements and explanatory notes in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 17, 2007.

Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. Organization and Nature of Operations

InfoSearch is a Los Angeles-based provider of "smart" search-targeted text and video content for the Internet, designed to improve traffic, brand recognition and website performance for publishing and media clients. InfoSearch's network of professional writers, editors, technical specialists and video production resources help businesses succeed on the Web by implementing text and video content-based Internet marketing solutions. InfoSearch's search marketing solutions involve online content that supports the non-paid search marketing initiatives of its clients. Non-paid search results, (otherwise known as organic) are the search results that the search engines find on the World Wide Web as opposed to those listings for which companies pay for placement. During the first half of 2007, we derived revenue from our two primary operating groups, Content and Web Properties, and launched several new products including TrafficBuilder Text and TrafficBuilder Video. In the third quarter of 2007, we launched an updated website better describing the Company’s new suite of products and services.

Content

We deliver, through sale or license agreements, branded original content for use by our clients on their websites. Utilizing sophisticated content and keywords analytics, content developed in the TrafficBuilder Text program drives traffic to the client's website through additional pages of text content which helps deliver improved search engine performance. The TrafficBuilder content provides an environment engineered to stimulate a sale through the use of content focused on the client's products and services. We derive revenue from this content through either the sale or licensing of products and services. While many of our small to medium sized business clients prefer the leasing option over the purchase alternative because it provides a lower upfront cost, larger firms generally prefer the outright purchase of the content. We are actively pursuing both methods and have created a dedicated team to focus on the larger clients and affiliate or reseller relationships.

We also offer supplemental products, including Web analytics and links through partnerships with specialized service providers where the Company acts as a reseller of certain products. The analytics and links products are both sold on a month-to-month basis.

In February 2007, the Company launched a new search-targeted online video product called TrafficBuilder Video to provide the same customer benefits as the Company's written, text-based product line, TrafficBuilder Text, including improved organic search engine performance, increased quality site traffic and brand recognition. TrafficBuilder Video is primarily being offered to a select number of major online media partners such as Rodale Publishing.

Web Properties

We currently operate numerous content-based websites, including ArticleInsider, through which we distribute traffic to advertisers. These websites are a collection of general informational articles focused on various business topics. We are no longer seeking or engaging new customers for these websites and are harvesting the deferred revenues associated with customers we previously engaged for these websites. However, we continue to monetize traffic to these websites through the use of Google's AdSense program. In March 2006, we purchased Answerbag, Inc. (“Answerbag”), a consumer information website built through content generated from its users. In October 2006, we entered into a multi-year alliance with Demand Media, Inc. (“Demand Media”), a next generation media company, pursuant to which we sold all of the assets of Answerbag to Demand Media, and Demand Media also agreed to purchase our products and services. During the period of our operation of Answerbag, the site generated revenue through the use of Google's AdSense program.

3. Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and one subsidiary, Answerbag, Inc., a California corporation, which was acquired by the Company in March 2006 and the assets of which were subsequently sold in October 2006. All significant inter company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and No. 104 "Revenue Recognition," and Emerging Issues Task Force Issue 00-21,"Revenue Arrangements with Multiple Deliverables." In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

The Company's revenues are derived principally from the sale or licensing of Content to third party web site owners through its TrafficBuilder suite of products and services. Revenue from Content sales is recognized when the content is delivered to the client. Revenue earned from Content licensing is treated as an installment sale and prorated revenue is recognized on a monthly basis over the life of the agreement. The Company offers a 12 month license agreement under which Clients have the right to continue leasing the content at the end of the term on a month-to-month basis. The Company offers a month-to-month licensing agreement and revenue earned on this type of licensing agreement is recognized on a monthly basis. The Company also earns revenue from supplemental services such as web analytics, directory submissions and link building. These services are provided under month-to-month license agreements and revenue earned from these services is recognized on a monthly basis. Client deposits received in advance of work being completed for such services are treated as deferred revenue until the services are performed and the revenue is then recognized.

The Company also derives revenue from the sale of interactive advertising on a CPC basis through its Web Properties such as ArticleInsider. The Company has established a relationship with Google whereby Google pays InfoSearch fees for clicks on advertisements sponsored by Google and displayed on the ArticleInsider web site. The Company recognizes revenue associated with the Google AdSense program as reported by Google to the Company at the end of each month.

Cost of Sales

The majority of the Company's cost of sales is related to its Content products developed under the TrafficBuilder product line. For the TrafficBuilder program, content developed pursuant to outright sales and licensing is developed through keyword analysts, writers, editors, and other independent contractors who analyze the keywords, write and edit the copy. The Company recognizes and expenses those costs related to the content developed for outright sales to clients as the cost is incurred, while the cost of content development for licensing subject to a 12-month contract is amortized over the life of the contract. In September 2005 the Company added a month-to-month licensing option, with content development costs for the month-to-month agreements also expensed when incurred.

Content developed pursuant to the Company's ArticleInsider website increases the value of the network and yields revenue to Company over a period of years, which led to the decision to capitalize the development costs. Through December 31, 2004, the Company’s practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. However, with the ongoing management of ArticleInsider, it became apparent to Company management that it was not uncommon that an article would not begin drawing traffic until some number of months after it was posted on the network and that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. To better match costs to revenues and recognize the increased value of the network, upon the advice of the Company’s previous auditors effective January 1, 2005 the Company began amortizing the related content development costs over an expected life of thirty-six months, which resulted in an increase in the Company’s gross margins. The Company continues to review this estimate and is no longer developing new content for the ArticleInsider website, a practice which was discontinued in 2005. The total value of unamortized content as of September 30, 2007 was $0.

Cash

Cash includes cash on hand and cash in banks in demand and time deposit accounts with original maturities of 90 days or less. At September 30, 2007, we had restricted cash of $362,392 held at various financial institutions and online payment processing firms, including $312,393 of restricted cash which was released during October 2007.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain account balances in the prior year have been reclassified to permit comparison with the current year and to identify net effects of discontinued operations.

Significant Clients

One of our clients, Demand Media, represented approximately 26.4% and 25.7% of our revenue for the three months ended September 30, 2007 and nine months ended September 30, 2007, respectively. For the three and nine month periods ended September 30, 2006, no client represented greater than 10% of our revenues.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, and cash equivalents and trade receivables. The Company maintains cash with high-credit, quality financial institutions. At September 30, 2007, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

Credit is generally extended based upon an evaluation of each customer's financial condition, with terms consistent in the industry and no collateral required. The Company determines an allowance for collectibility on a periodic basis. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible.

For the nine months ended September 30, 2007 and 2006, the Company recorded an expense related to chargebacks of $0 and $108,656, respectively. For the three months ended September 30, 2007 and 2006, the Company incurred $0 and $2,140, respectively, related to chargebacks. As a matter of practice, the Company does not extend credit and thus has limited accounts receivable. However, in certain instances, situations arise typically for longtime clients where the monthly prepayments made, typically in electronic form, are rejected by the credit card processor. In limited situations, this can arise due to a dispute with the Company and in others where the client will no longer honor charges on this card. In certain instances decisions are made to refund the client deposits or accept the rejected charges, and in other instances the original charge is no longer collectible.

Long-Lived Asset Impairment

The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Based upon the anticipated future income and cash flow from operations and other factors, relevant in the opinion of the Company's management, there has been no impairment.

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

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes Option Pricing Formula. At each period end, or when circumstances indicate that the Company reevaluate the accounting of the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as Change in Fair Value of Warrants.

Property and Equipment

Property and equipment is stated at cost and depreciation is calculated using the straight-line method over the related assets' estimated economic lives ranging from three to five years. Amortization of leasehold improvements is calculated using the straight-line method over the lesser of the estimated economic useful lives or the lease term. Property under capital leases is amortized over the lease terms and included in depreciation and amortization expense.

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

The significant components of the provision for income tax expense for the nine months ended September 30, 2007 and 2006 were $3,875 and $23,353 respectively, for the state current provision. There was no state deferred provision or federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

The Company has completed a review of its financial statements for the three months ended September 30, 2007 in accordance with FASB Interpretation No. 48 (“Fin 48”) “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109”, which was issued in July 2006 and clarifies the accounting for uncertain tax positions. Uncertain tax positions are recognized in the financial statements for positions which are considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the financial statements is based upon the largest amount of the tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes. The implementation of Fin 48 did have a material impact on the amount, reporting and disclosures of our fully reserved deferred tax assets resulting primarily from tax loss carryforwards as the Company accrued $156,000 in Income Tax Payable. Due to our net operating loss carryforward position, the impact of uncertain tax positions, if any, would not be material. Based on the results of this review the Company does not see any potential for federal of state income taxes other than the minimum franchise taxes for the period and as a result believes that the current provision for income taxes for the period is materially correct.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values.

Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Consolidated Statement of Operations during the three months and nine months ended September 30, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 (R).

The Company attributes the value of share-based compensation to expense using the straight-line method. Share-based compensation expense related to stock options was recorded in the accompanying Statements of Operations as follows:

	Nine Months Ended September 30,2007	Nine Months Ended September 30,2006	Three Months Ended September 30,2007	Three Months Ended September 30,2006
Selling and marketing	$1,572	$451,440	$590	$64,783
General and administration	88,097	1,388,620	12,814	41,001
Total share-based compensation expense for stock options	$89,669	$1,840,060	$13,404	$105,784

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No.133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”(“SFAS No. 140”). SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to a beneficial interest that itself is a derivative instrument. SFAS No. 155 is effective for financial instruments acquired, issued, or subject to a remeasurement event for fiscal years beginning after September 15, 2006. The adoption of this pronouncement has not had a material impact on the Company's financial position or statement of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No.156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The adoption of SFAS No. 156 did not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS No. 157 may have on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of this pronouncement has not had a material impact on the Company's financial position or statement of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer's Accounting for Defined Benefit Pension and Other Post Retirement Plans”. SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan's over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this pronouncement has not had an impact on the Company's financial position or statement of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

4. Accounts Receivable

At September 30, 2007, the Company's Google relationship, and various customer relationships accounted for the Company's accounts receivable. The Company has not experienced any problem with collectibility of receivables.

5. Equity Warrant Asset

We account for the equity warrant asset with net settlement terms to purchase preferred stock of Demand Media as a derivative. Under the terms of the warrant, the Company is entitled to purchase 125,000 shares of Series C Preferred Stock of Demand Media at an exercise price of $3.85 per share. Under the accounting treatment required by SFAS No. 133, equity warrant assets with net settlement terms are recorded at fair value and are classified as investments on the balance sheet. The fair value of the Demand Media warrant is reviewed quarterly. For the three months ended September 30, 2007, we valued the warrant using the Black-Scholes option pricing model, which incorporates the following material assumptions:

•	Underlying asset value was estimated based on information available, including any information regarding subsequent rounds of funding or initial public offerings.

•
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, was based on a public equity index comprised of a basket of 40 internet companies similar in nature to the business in which Demand Media operates and yielded a volatility of 22.79%.

•	The risk-free interest rate was 4.23%.

•	Expected life of 48 months based on the contractual term of the warrant.

Any changes from the grant date fair value of the equity warrant asset will be recognized as increases or decreases to the equity warrant asset on our consolidated balance sheet and as net gains or losses on derivative investments within non-operating expenses in the consolidated statement of operations.

As of September 30, 2007, there was a decrease of $186,264 in the fair value of the equity warrant asset from December 31, 2006.

6. Deferred Revenue

The Company allocates between the current portion and the long term portion based upon its historical experience and its estimate of delivery time for content and related product sand click through activity for Web Properties. As of September 30, 2007, total deferred revenue was $606,292 and all of it was classified as current.

7. Net Income (Loss) per Share

Net income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. For the nine months ended September 30, 2007 and 2006, there were 1,238,805 and 2,013,980, respectively, shares exercisable from stock options, certain restricted stock and warrants that are excluded from the computation of net earnings (loss) per share as their effect would be anti-dilutive.

8. Shareholders' Equity

The authorized capital stock currently consists of 200,000,000 shares of Common Stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share, the rights and preferences of which may be established from time to time by The Company’s board of directors. As of September 30, 2007, there were 52,871,973 shares of our Common Stock issued and outstanding and options and warrants exercisable representing 10,418,491 shares of Common Stock. No other securities, including without limitation any preferred stock, convertible securities, options, warrants, promissory notes or debentures are outstanding.

Warrants

On November 7, 2005, the Company issued 8,359,375 shares of common stock in a private placement transaction to 15 accredited investors for the purchase price of $0.64 per share (representing a 20% discount to the closing price of our common stock on November 2, 2005) for total proceeds of $5.35 million. In addition, the investors received warrants to purchase 4,179,686 shares of our common stock. The warrants expire on November 7, 2010 and are exercisable at a price of $0.88 per share. These securities were offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder. The investors were “accredited investors” as that term is defined under Regulation D. As a registration statement was not declared effective by the SEC within the timeframe set forth in the Registration Rights Agreement, the Company accrued a charge for liquidated damages and related interest of $509,904 for the nine months ended September 30, 2006. On August 22, 2006, the investors agreed to accept 4,306,613 shares of the Company's common stock in exchange for extinguishment of this liability. The number of shares issued in exchange for the liquidated damages was determined based on a discount to the average of the Company's stock price for the five days preceding the first issuance date, which is the date three days following receipt of the minimum two-thirds majority of the registrable securities necessary to amend the Registration Rights Agreement. Theses shares were issued to the investors on October 4, 2006, and are recorded as equity as of September 30, 2007.

The warrants issued to all participants in the November 7, 2005 private placement require the Company to settle the contracts by the delivery of registered shares. At the date of issuance, the Company did not have an effective registration statement related to the shares that could be issued should the warrant holders exercise the warrants. In addition, the warrant holders have the right to require that the Company settle the warrant on a net-cash basis in a fundamental transaction, regardless of the form of tender underlying the fundamental transaction. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the rights of the warrant holders to settle in cash potentially in preference to other shareholders receiving other forms of consideration, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants are being treated as a liability. The fair value of the warrants was calculated as of November 7, 2005 using the Black-Scholes pricing model and was recorded as a warrant liability on the balance sheet date. The change in fair value was included on the Statement of Operations under Change in Fair Value of Warrants. The value of the warrants on the date of the transaction and as of December 31, 2006 was $3,063,172 and $485,138, respectively. In addition, the fair value decreased from December 31, 2006 through September 30, 2007 by $209,652. The change in fair value from December 31, 2006 was calculated by using the Black-Scholes pricing model with the following assumptions: expected weighted average life, 40 months as of September 30, 2007; stock volatility, 121.23%; risk-free interest rates of 4.23%; and no dividends during the expected term.

On July 6, 2006, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”), with Gemini Partners, Inc. (“Gemini”), pursuant to which the Company issued to Gemini a Common Stock Purchase Warrant immediately exercisable into 300,000 shares of the Company's common stock at a price of $0.01 per share. Pursuant to the Settlement Agreement, Gemini agreed to cancel its existing warrant to purchase 300,000 shares of our common stock at a purchase price of $1.00 per share. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the Settlement Agreement and determined that they should be accounted for as equity. On February 15, 2007, Gemini exercised such warrant and the Company issued 300,000 shares of its common stock to Gemini. The fair value of the warrant was calculated as of July 6, 2006 using the Black-Scholes pricing model with the following assumptions: expected life of 54 months following the grant date; stock volatility of 104.13%; risk-free interest rates of 5.2%; and no dividends during the expected term. The fair value of the warrant was determined to be $68,752. The warrant was offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

On July 6, 2006, the Company entered into the GP Group Consulting Agreement (the “Consulting Agreement”) with GP Group, LLC (“GP Group”), pursuant to which it issued to GP Group a Common Stock Purchase Warrant on each of August 6, 2006, September 6, 2006 and October 6, 2006. Each such warrant is immediately exercisable into 20,000 shares of the Company's common stock at a price of $0.01 per share. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the Consulting Agreement and determined that they should be accounted for as equity. On February15, 2007, GP Group exercised such warrants and the Company issued 60,000 shares of its common stock. The fair values of the warrants were calculated using the Black-Scholes pricing model with the following assumptions: expected life of 46, 45, and 44 months following the grant dates; stock volatility of 104.12%, 106.98%, and 109.50%; risk-free interest rates of 4.88%, 4.76% and 4.66%; and no dividends during the expected term, for warrants issued August 6, September 6, and October 6, 2006 on each respective grant date. The fair value of the three warrants was determined to be $4,164, $2,804 and $2,611, respectively. The Consulting Agreement was terminated effective October 24, 2006. The warrants were offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

The board of directors approved the sale of substantially all of the assets of Answerbag on September 30, 2006. On October 3, 2006, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to sell substantially all of the assets of Answerbag to Demand Answers, Inc. and its parent, Demand Media. In conjunction with the agreement, Demand Media received a five year warrant to purchase 5,000,000 shares of the Company's common stock at a purchase price of $0.158 per share that expires on October 4, 2011. The exercise price of the warrant was determined by calculating the average of the closing price of the Company's common stock from the average of the ten day period from September 11, 2006 to September 22, 2006, and the average of the ten day period from October 4, 2006 to October 17, 2006. Pursuant to the Asset Purchase Agreement, Demand Media also received the right to appoint one member to the board of directors of the Company, which it has not exercised. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the Asset Purchase Agreement and determined that they should be accounted for as a liability because of the requirement to maintain an effective registration statement for a period of two years. The fair value of the warrant was calculated as of October 4, 2006 using the Black-Scholes pricing model with the following assumptions: expected life of 60 months following the grant date; stock volatility, 109.79%; risk-free interest rates of 4.50%; and no dividends during the expected term. The fair value of the warrant appears on the balance sheet as Fair Value of Warrant Liability along with the warrants issued pursuant to the private placement transaction closed in November 2005.

The change in fair value since the date of issuance was included in other income on the Statement of Operations under Change in Fair Value of Warrants. The value of the warrants on the date of the transaction and as of December 31, 2006 was $598,836 and $911,077, respectively. In addition, the fair value decreased from December 31, 2006 through September 30, 2007 by $312,700. The change in fair value on September 30, 2007 was calculated by using the Black-Scholes pricing model with the following assumptions: expected life, 48 months as of September 30, 2007; stock volatility, 121.23%; risk-free interest rates of 4.23%; and no dividends during the expected term. The warrant was offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

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

The description of our securities contained herein is a summary only and may be exclusive of certain information that may be important to you. For more complete information, review the Company’s Certificate of Incorporation and its restatements and amendments, together with our corporate bylaws.

9. Stock Options

The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the grants during three months ended September 30, 2007 and 2006:  expected life, five years following the grant date; stock volatility, 121.23% and 109.89%, respectively; risk-free interest rates of 4.23% and 4.59%, respectively; and no dividends during the expected term.  As share-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No.123(R) on January 1, 2006 is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience of forfeited stock options as a percent of total options granted. A summary of the Company's stock option activity is as follows:

	# of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Outstanding as of December 31, 2006	3,151,619		$0.58
Granted	3,222,150		$0.19
Cancelled / Forfeited	2,619,619		$0.50
Outstanding as of September 30,2007	3,754,150	8.75	$0.37
Exercisable as of September 30, 2007	1,283,616	8.31	$0.37
Expected to vest in future years	2,470,534	9.74	$0.18

The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 was $0.18.  The intrinsic value of options exercised during the three months ended September 30, 2007 was $0, the intrinsic value of the options outstanding was $833 at September 30, 2007. Additional information regarding options as of September 30, 2007 is as follows:

Options Outstanding			Options Exercisable
Exercise prices	Number of Shares	Weighted average remaining contractual Life(Years)	Number of Shares	Weighted Average Exercise Price
$0.14	1,015,000	9.18	215,551	$0.14
$0.17	350,000	9.18	347,280	$0.17
$0.19	440,000	9.49	22,093	$0.19
$0.20	1,772,150	9.29	575,950	$0.20
$0.22	42,500	8.82	3,242	$0.22
$0.23	15,000	9.03	-	$0.23
$0.39	30,000	8.52	30,000	$0.39
$0.41	12,000	8.61	12,000	$0.41
$0.78	60,000	8.09	60,000	$0.78
$0.81	17,500	6.63	17,500	$0.81

Total Options	3,754,150	8.75	1,283,616	$0.37

Subject to Section 14 of the InfoSearch Media, Inc. 2004 Stock Option Plan (the “Plan”) as amended, there shall be reserved for issuance under the Plan an aggregate of 10,450,000 shares of Common Stock. At September 30, 2007, 6,695,850 shares were available for future grants under the Company's Stock Option Plan (remaining balance reflects issuance of restricted stock).

As of September 30, 2007, the total compensation related to non-vested option awards yet to be expensed was $147,008 to be recognized over a weighted average period of 2.70 years.

As of September 30, 2007, we had 5,700,559 shares of restricted stock grants outstanding to employees and directors of the Company.

A summary of the Company's restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-Vested Shares as of January 1, 2007	642,857	$0.14

Granted	100,000	$0.16

Vested	742,857	$0.14

Non-Vested Shares as of September 30, 2007	0	0

10. Related Party Transactions.

Mr. David Warthen, our former Chief Technology Officer, is a shareholder and was the Chief Technology Officer of Global Streams, a digital video processing company, from 2000 to 2002, which is currently a vendor to Company. At September 30, 2007, Mr. Warthen owed the Company $16,309 to reimburse the Company for income taxes paid on his behalf.

11. Commitments and Contingencies

The Company has entered into a non-cancelable operating lease for facilities through July 31, 2008. Rental expense was $77,059 and $194,416 for the three and nine months ended September 30, 2007, respectively, and $53,940 and $143,882 for the three and nine months ended September 30, 2006, respectively. At September 30, 2007, the future minimum lease payments for the years ending December 31 are as follows:

2007 (remainder of year)	$5855,560
2008	133,990
Total Minimum Lease Payments	$189,550

The capital equipment lease payments for the nine months ended September 30, 2007 and 2006 were $17,162 and $29,956, respectively, leaving $459 remaining as of September 30, 2007. Total interest expense for the nine months ended September 30, 2007 and 2006 was $1,165 and $12,795, respectively. The Company has $459 in outstanding capital lease obligations for equipment as of September 30, 2007.

Employment Agreements

On May 1, 2007, the Company, entered into a Second Amendment to Employment Agreement (the “Second Amendment”) with George Lichter, the Company's Chief Executive Officer and a director of the Company. The Second Amendment, effective as of January 12, 2007, amends Mr. Lichter's Employment Agreement dated January 4, 2006 and effective as of August 23, 2005, as amended by the Amendment to Employment Agreement, effective as of July 1, 2006 (as amended by the Amendment to Employment Agreement, the “Employment Agreement”).

The Second Amendment amends the Employment Agreement to provide, among other things, that Mr. Lichter is eligible to receive a quarterly bonus in an amount not to exceed 25% of his then current base salary for each calendar quarter (or a pro-rata portion of such bonus in the case of a period of less than three months) within the board of directors' sole discretion. Prior to the Second Amendment, the Employment Agreement provided that Mr. Lichter was eligible to receive a quarterly bonus not to exceed $37,150 per quarter where such stated amount was then equal to 25% of his former base salary. The Second Amendment also revises the definition of a “Change of Control” so that a change of ownership in the outstanding voting securities of the Company constituting a “Change of Control” is determined based on the outstanding voting securities owned collectively by the common stockholders and warrant holders of the Company as of January 12, 2007, rather than August 23, 2005 as provided for in the Employment Agreement prior to the Second Amendment.

In addition, the Second Amendment provides that if Mr. Lichter terminates his employment with the Company for Good Reason (as defined in the Employment Agreement) or if the Company terminates Mr. Lichter without Cause (as defined in the Employment Agreement), 50% of the unvested options granted to Mr. Lichter pursuant to the Company's Stock Option Plan will automatically vest. The Second Amendment also provides that if Mr. Lichter's employment is terminated without Cause or if Mr. Lichter resigns his employment with the Company for Good Reason within 12 months of a Change of Control, 50% of all (i) unvested options to purchase common stock of the Company, (ii) unvested shares of restricted stock of the Company and (iii) other unvested equity compensation relating to the Company (collectively, the “Unvested Equity Compensation”) shall automatically vest and become immediately exercisable and transferable, and Mr. Lichter shall have 90 days after the termination of his employment to exercise the Unvested Equity Compensation. Pursuant to the Second Amendment, in the event of a Change of Control, and immediately prior to such Change of Control, all Unvested Equity Compensation shall automatically vest and become immediately exercisable and transferable, unless all of Mr. Lichter's outstanding options, restricted stock and other equity compensation is (x) assumed by the surviving corporation or its parent or subsidiary on terms no less favorable and with an equity value equal to or greater than immediately prior to the Change of Control or (y) substituted by the surviving corporation or its parent or subsidiary with equivalent awards for the equity compensation on terms no less favorable and with an equity value equal to or greater than immediately prior to the Change of Control.

On June 9, 2007, the Company entered into an employment agreement with Scott Brogi, the Company's Chief Financial Officer with an annual base salary of $200,000. Additionally Mr. Brogi is eligible for a bonus of 40% of his base salary. The basis for this bonus is revenue and operating income goals and individual goals to be determined. Mr. Brogi also received an option to purchase 1,000,000 shares of the Company's Common stock at $0.14 per share, the closing price as of June 11, 2007. These options were granted on June l1, 2007, expire ten years after the grant date and vest on an equal monthly basis over a 36 month period. In the event Mr. Brogi’s employment is terminated or his responsibilities are materially reduced within 12 months of a change of control of the Company, Mr. Brogi will receive six months of base salary and a 6 month acceleration of vesting of these stock options. Change of control is defined as the acquisition by a single shareholder (or beneficial owner) of a minimum of 51% of the then outstanding ordinary shares of the Company. Upon termination, death or long term disability, Mr. Brogi receives additional benefits under the agreement. If termination is without cause, he is entitled to 3 months salary, any bonus earned through the date of termination and 3 months acceleration of vesting of his stock options.

Mr. Frank Knuettel, II, resigned as Chief Financial Officer of the Company effective June 15, 2007. Thereafter Mr. Knuettel was party to a consulting agreement whereby he provided certain ongoing services to the Company through September 15, 2007 for which he received cash compensation as well as 100,000 shares of restricted stock which have fully vested in three essentially equal monthly installments through September 15, 2007.

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

Item 2. Management's Discussion and Analysis of Operations and Financial Condition

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “predict”, “target”, “may”, “could”, “will”, “should”, “potential”, “objective”, “forecast”, “goal” or “continue”, the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements; and in all cases, such statements are subject to our ability to secure sufficient financing or to increase revenues to support our operations. In this regard, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form10-QSB. In evaluating our business, you should give careful consideration to the information set forth herein and the risks, uncertainties and assumptions that are more fully discussed in “Item 1.A Risk Factors” of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and No. 104 "Revenue Recognition," and Emerging Issues Task Force Issue 00-21,"Revenue Arrangements with Multiple Deliverables." In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

The Company's revenues are derived principally from the sale or licensing of Content to third party web site owners through its TrafficBuilder suite of products and services. Revenue from Content sales is recognized when the content is delivered to the client. Revenue earned from Content licensing is treated as an installment sale and prorated revenue is recognized on a monthly basis over the life of the agreement. The Company offers a 12 month license agreement under which Clients have the right to continue leasing the content at the end of the term on a month-to-month basis. The Company offers a month-to-month licensing agreement and revenue earned on this type of licensing agreement is recognized on a monthly basis. The Company also earns revenue from supplemental services such as web analytics, directory submissions and link building. These services are provided under month-to-month license agreements and revenue earned from these services is recognized on a monthly basis. Client deposits received in advance of work being completed for such services are treated as deferred revenue until the services are performed and the revenue is then recognized.

The Company also derives revenue from the sale of interactive advertising on a CPC basis through its Web Properties such as ArticleInsider. The Company has established a relationship with Google whereby Google pays InfoSearch fees for clicks on advertisements sponsored by Google and displayed on the ArticleInsider web site. The Company recognizes revenue associated with the Google AdSense program as reported by Google to the Company at the end of each month.

Cost of Sales

The majority of the Company's cost of sales is related to its Content products developed under the TrafficBuilder product line. For the TrafficBuilder program, content developed pursuant to outright sales and licensing is developed through keyword analysts, writers, editors, and other independent contractors who analyze the keywords, write and edit the copy. The Company recognizes and expenses those costs related to the content developed for outright sales to clients as the cost is incurred, while the cost of content development for licensing subject to a 12-month contract is amortized over the life of the contract. In September 2005 the Company added a month-to-month licensing option, with content development costs for the month-to-month agreements also expensed when incurred.

Content developed pursuant to the Company's ArticleInsider website increases the value of the network and yields revenue to Company over a period of years, which led to the decision to capitalize the development costs. Through December 31, 2004, the Company’s practice was to expense the cost of content developed for ArticleInsider as the costs were incurred. However, with the ongoing management of ArticleInsider, it became apparent to Company management that it was not uncommon that an article would not begin drawing traffic until some number of months after it was posted on the network and that the average lifespan of an article on the network, i.e. how long it continued to draw traffic from individuals performing keyword searches, was well in excess of three years. Earlier expectations were that the lifespan would be shorter. To better match costs to revenues and recognize the increased value of the network, upon the advice of the Company’s previous auditors effective January 1, 2005 the Company began amortizing the related content development costs over an expected life of thirty-six months, which resulted in an increase in the Company’s gross margins. The Company continues to review this estimate and is no longer developing new content for the ArticleInsider website, a practice which was discontinued in 2005. The total value of unamortized content as of September 30, 2007 was $0.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

REVENUES
Revenues decreased 26.5% to $1,190,059 for the three months ended September 30, 2007 from $1,618,942 for the three months ended September 30, 2006, as the Company changed its emphasis from Web Properties to Content. However this did represent an increase of 2.6% over net revenue of $1,159,993 for the second quarter of 2007 as our repositioned TrafficBuilder products and services plus the launching of the Company’s new electronic commerce-enabled website began to have an impact.

For the nine month period revenues decreased 40.1% to $3,656,917 for the nine months ended September 30, 2007 from $6,104,684 for the nine months ended September 30, 2006.

Revenues associated with our Content decreased to $1,151,542 for the three months ended September 30, 2007 from $1,278,964 for the same period in 2006, and decreased to $3,547,651 for the nine months ended September 30, 2007 from $4,822,700 for the same period in 2006. The decrease in revenue during both periods was primarily attributable to a decline in license revenue from historical levels. Content comprised 97.0% of our revenues for the nine months ended September 30, 2007 versus 79.0% of our revenues for the nine months ended September 30, 2006, and one of our clients, Demand Media, represented approximately 25.7% of total revenues for the nine months ended September 30, 2007 as compared to 0% at September 30, 2006.

Revenues associated with our Web Properties decreased to $38,517 for the three months ended September 30, 2007 from $339,978 for the same period in 2006, and decreased to $109,266 for the nine months ended September 30, 2007 from $1,281,984 for the same period in 2006, due to the discontinuation of the ArticleInsider affiliate program and the recognition of the related deferred revenue during 2006. Web Properties revenue now represents CPC advertising revenue from ArticleInsider.com and other owned domains.

COST OF SALES AND GROSS PROFIT
The Company had a gross profit of $838,033 and a gross margin of 70.4% for the three months ended September 30, 2007 which was a decrease from a gross profit of $1,214,771 and a gross margin of 75.0% for the three months ended September 30, 2006, however this did represent an increase from the gross profit of $704,341 and a gross margin of 60.7% for the second quarter of 2007 as the Company stabilized pricing on new products and services as well as reduced certain previously fixed costs of goods sold.

The Company had a gross profit of $2,372,742 and a gross margin of 64.9% for the nine months ended September 30, 2007 versus a gross profit of $3,910,972 and a gross margin of 64.1% for the nine months ended September 30, 2006.

Gross profit for Content was $808,936 and 70.3% for the three months ended September 30, 2007 versus $959,669 and 75.0% for the three months ended September 30, 2006. The gross profit was $2,305,117 or 65.0% for the nine months ended September 30, 2007 versus $3,414,895 and 70.8% for the nine months ended September 30, 2006. The decline in margins is primarily related to lower overall volume of content we are producing spread across a historically fixed expense base. Effective May 1, 2007, we reorganized our writing and editorial process to reduce the level of fixed expenses and replaced such fixed expenses with variable expenses in order to improve scalability and reduce the effect of periodic changes in production volume on gross margins.

Gross profit for Web Properties was $29,097 and 75.5% for the three months ended September 30, 2007 versus $255,102 and 75.0% for the three months ended September 30, 2006. The gross profit was $67,625 and 61.9% for the nine months ended September 30, 2007 versus $496,077 and 38.7% for the nine months ended September 30, 2006. The margin improvement is attributable to the fact that at the end of the first quarter of 2006 the deferred revenue associated with our ArticleInsider product had largely been recognized.

OPERATING EXPENSES
Operating expenses consist of selling, general and administrative expenses which decreased 37.8% to $1,132,524 for the three months ended September 30, 2007 from $1,819,602 for the three months ended September 30, 2006 and 36.3% from $1,776,577 for the three months ended June 30, 2007 as significant expense rationalization occurred during the third quarter. If certain non-recurring Other Expenses are removed, the reductions to the operating expense levels would have been even more significant at 43.8% and 42.4%, respectively, to an ongoing level of Operating Expenses of $1,022,524 for the three months ending September 30, 2007.

For the year to date period operating expenses decreased to $4,465,503 for the nine months ended September 30, 2007 from $10,150,912 for the nine months ended September 30, 2006.

General and Administrative expenses include senior management, accounting, legal, business development, consulting, rent, administrative personnel, depreciation and amortization, and other overhead related costs. These costs decreased 49.3% to $681,368 for the three months ended September 30, 2007 from $1,342,991 for the three months ended September 30, 2006 and 64.5% to $3,052,837 for the nine months ended September 30, 2007 from $8,590,267 for the nine months ended September 30, 2006. These decreases are primarily attributed to lower share-based compensation expenses for employees and members of the board of directors, and reduction in the number of personnel during May 2007, even after certain one-time employee termination costs were incurred during the second quarter. Share-based compensation expense for the nine months ended September 30, 2007 decreased to $199,122 from $4,729,683 for the comparable period in 2006, as the acceleration of vesting of incentive stock option and restricted stock grants issued prior to the second quarter of 2006 resulted in the recognition of significantly higher expense levels during 2006.

Sales and Marketing expenses consist of costs primarily incurred to develop and implement marketing and sales programs for the Company's Content product line. These expenses include costs associated with the marketing department, participation in trade shows, as well as media development and advertising. Selling expenses include the costs of hiring and maintaining a direct sales department. These costs decreased by 28.4% to $341,156 for the three months ended September 30, 2007 from $476,611 for the three months ended September 30, 2006 and 16.5% to $1,302,666 for the nine months ended September 30, 2007 from $1,560,645 for the nine months ended September 30, 2006 due primarily to lower employee headcount and marketing activities.

Other Expense of $110,000 reflects certain non-recurring investigation costs recognized during the third quarter which were not related to the Company’s core business operations.

LOSS FROM OPERATIONS
The resulting Loss from Operations decreased 51.3% to $294,491 for the three months ended September 30, 2007 from $604,831 for the three months ended September 30, 2006 and 72.5% from $1,072,236 for the three months ended June 30, 2007, largely due to improving gross margins and significantly lower expense levels during the third quarter. Adjusted for the non-recurring Other Expense, the Loss from Operations actually decreased by 69.5% and 82.8% to $184,491 for the third quarter of 2007 from the third quarter of 2006 and the second quarter of 2007, respectively.

For the year to date the loss from operations decreased 66.5% to $2,092,761 for the nine months ended September 30, 2007 from $6,239,940 for the nine months ended September 30, 2006.

OTHER NON-OPERATING INCOME AND EXPENSE
Other non-operating income is substantially comprised of interest income received on the cash balances the Company maintains in money market accounts. Interest income was $10,389 for the three months ended September 30, 2007 as compared to $12,315 for the three months ended September 30, 2006; and for the nine months ended September 30, 2007 interest income of $46,513 represented a decrease from $66,832 for the nine months ended September 30, 2006 due primarily to lower investment balances during the period. Net interest expense also decreased to $7 for the three months ended September 30, 2007 from $5,861 for the three months ended September 30, 2006 as the Company extinguished its capital equipment leases during the latest period.

The Company experienced non-operating income of $103,139 for the three months ended September 30, 2007 versus non-operating income of $232,119 for the same period in 2006; and non-operating income of $337,597 for the nine months ended September 30, 2007 as compared to non-operating income of $2,247,102 for the nine months ended September 30, 2006. The non-operating losses and income are largely associated with the change in fair value of the warrants we issued in conjunction with the financing we completed in November 2005 and the warrants we issued to Demand Media and the warrants we received to purchase preferred stock of Demand Media in October 2006, both of which were related to the Answerbag transaction.

NET EARNINGS (LOSS)
Our net loss decreased 71.6% to ($185,020) or ($0.00) per share for the three months ended September 30, 2007 from a net loss of ($650,242) or ($0.02) per share for the three months ended September 30, 2006, as relatively stable gross profit margins and a dramatic reduction in operating expenses for the third quarter of 2007 significantly improved operating performance.

For the year to date it decreased to ($1,716,741) or ($0.03) per share for the nine months ended September 30, 2007 as compared to a net loss of ($4,380,126) or ($0.10) per share in the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES
Cash decreased by $1,855,981 to $639,674 during the nine months ended September 30, 2007 relative to the Company's fiscal year ending December 31, 2006 primarily due to the net cash consumption of $1,922,201 for the first half of the current year as well as a decrease in certain accrued expenses which were a further use of cash.

Cash used in continuing operations of $1,792,308 for the nine months ended September 30, 2007, resulted primarily from the use of $1,716,741 by the net loss from continuing operations for the period partially offset by certain non-cash charges such as depreciation and amortization of $86,353 and $199,122 in equity based compensation to employees and directors and increased by a non-cash gain of $336,088 for adjustments to the fair market value of warrants. This compares favorably to cash used in continuing operations of $3,464,799 for the nine months ended September 30, 2006, which consisted principally of the use of cash in the net loss of $4,510,829 due to the level of operating expenses, primarily offset by non-cash charges such as depreciation and amortization of $566,459 and $4,729,683 in equity based compensation to employees and directors, and increased by a non-cash gain of $2,247,102 in connection with adjustments to the fair market value of warrants.

Cash used in investing activities for the nine months ended September 30, 2007 and 2006 was $50,111 and $566,889, respectively, consisting primarily of capital expenditures of $68,250 and $87,001, and cash used for discontinued investment activities totaling $0 and $479,888 for those periods, respectively. The continuing commitment of capital for equipment which has existing future minimum lease payments of $459 as of September 30, 2007 and which will be completely extinguished in the fourth quarter of 2007. The only other continuing commitment of capital is for the existing operating lease for the Company's offices which has future minimum lease payments of $55,560 remaining in 2007 and $133,990 in 2008.

Cash used in financing activities for the nine months ended September 30, 2007 and 2006 totaled $13,562 and $24,269, respectively, and resulted almost entirely from principal payments related to capital lease obligations which are now satisfied.

As of September 30, 2007, the Company had a cash balance of $639,674, which was an increase of 11.5% from the cash total of $573,453 at the prior quarter ended June 30, 2007. Although the Company has negative net working capital of ($92,483), excluding deferred revenue of $606,292 which will be relieved over a longer period of time, net working capital would be $513,809. We expect the use of cash from operating activities to continue to decline significantly in the final quarter of 2007 as a result of significant reductions in going forward operating expense levels earlier this year which can more than be supported from the Companies current gross profit and cash levels. Accordingly, the Company will not need any additional capital during 2007.

FINANCING
Although the Company posted a net loss of $1,531,721 and cash actually decreased by $1,922,201 for the first half of 2007, this was reduced to a net loss of $185,020 for the third quarter and cash actually increased by $66,221 to $639,674 as a result of significantly lower operating expenses and active balance sheet management. As a result the Company has had no need to seek outside financing during 2007 due to its improved operating performance, as projected cash from operations will meet all cash requirements, and after the extinguishment of its capital leases in the fourth quarter the Company will have no debt obligations.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements or capital expenditure commitments at September 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). SFAS No. 155 amends SFAS No.133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to a beneficial interest that itself is a derivative instrument. SFAS No. 155 is effective for financial instruments acquired, issued, or subject to are measurement event for fiscal years beginning after September 15, 2006. The adoption of this pronouncement has not had a material impact on the Company's financial position or statement of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No.156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The adoption of SFAS No. 156 did not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS No. 157 may have on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of this pronouncement has not had a material impact on the Company's financial position or statement of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer's Accounting for Defined Benefit Pension and Other Post Retirement Plans”. SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan's over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this pronouncement has not had an impact on the Company's financial position or statement of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. As a result of the material weakness described below, they have concluded that our disclosure controls and procedures were not effective as of September 30, 2007 in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and we are in the process of implementing tighter controls.

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

At the beginning of 2006, we adopted FASB 123R, Share Based Payment, and began recording expenses associated with stock option and restricted stock grants to employees. The Company for the quarters ended March 31, June 30 and September 30, 2006 accounted for cancelled stock options upon the termination of employees by recording an expense for the unvested portion of each terminated employee's options. Upon further examination of our accounting methodology for cancelled stock options, we determined this to be in error. We have determined that the cancelled stock options should not have been expensed and restated our financial information for the three months ended March 31, 2006, the three and nine months ended September 30, 2006 and the three and nine months ended September 30, 2006.

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

(b) Changes in Internal Control over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the three months ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as all the remedial measures have not been fully implemented or have not operated for a significant period of time. Although we have addressed several of the internal control weaknesses that existed during earlier reporting periods, the remaining weaknesses are significant and may continue to materially affect our internal control over financial reporting. However, we do intend to take additional remedial action related to our material weakness described above, which may result in a significant change to our internal controls over financial reporting in the future.

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

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this report as required by Item 601 of Regulation S-B:

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a)/15d-14(a), as adopted pursuant to Section 302of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a)/15d-14(a), as adopted pursuant to Section 302of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSEARCH MEDIA, INC.

Date: November 16, 2007	/s/ George Lichter
By: George Lichter
Its: Chief Executive Officer

Date: November 16, 2007	/s/ Scott Brogi
By: Scott Brogi
Its: Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a)/15d-14(a), as adopted pursuant to Section 302of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a)/15d-14(a), as adopted pursuant to Section 302of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002