Form 10KSB
period 2007-12-31
InfoSearch Media, Inc.
filed 2008-04-15
CIK 1164327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
☐ Yes ☒ No

Issuer's revenues for the fiscal year ended December 31, 2007 were approximately $4,910,304.

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the issuer, based on the average bid and asked prices on the Over the Counter Bulletin Board on April 11, 2008 was approximately $3,805,785.

The number of shares outstanding of the issuer's common stock, $0.001 par value, as of the latest practicable date: 52,493,592 shares as of April 11, 2008.

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

PART I

Item 1. Description of Business

Business Overview

Overview

InfoSearch is a Los Angeles-based provider of search-targeted text and video content for the Internet, designed to provide increased search engine traffic, obtain higher rankings, brand recognition and better website performance for electronic commerce, media and publishing clients. InfoSearch's network of hundreds of professional writers, editors, other technical specialists help businesses succeed on the Web by implementing text and video content-based Internet marketing solutions. InfoSearch’s search marketing solutions involve online content that supports the non-paid search marketing initiatives of its clients. Non-paid search results, otherwise known as organic, are the search results that the search engines find on the World Wide Web as opposed to those listings for which companies pay for placement.

The Company was created on December 31, 2004, when Trafficlogic, Inc., a California corporation (“Trafficlogic”) merged with MAC Worldwide, Inc., a Delaware corporation incorporated on December 14, 2000 (“MAC”). MAC, the surviving company in the merger, changed its name to “InfoSearch Media, Inc.” on December 31, 2004.

During fiscal 2007, the Company derived revenue from our two primary operating groups, TrafficBuilder and Web Properties.

Content

Through our Content operating group, we deliver, through sale or license agreements, branded original content for use by our clients on their websites. Utilizing sophisticated content and keywords analytics, content developed in the TrafficBuilder program drives traffic to the client’s website through improved search engine rankings. The TrafficBuilder content provides an environment engineered to stimulate a sale through the use of content focused on the client’s products and services. We derive revenue from this program through either the sale or license of the content. While many of our small to medium sized business clients prefer the leasing option over the purchase alternative because it provides a lower upfront cost without a long term commitment, larger firms generally prefer the outright purchase of the content. We are actively pursuing both methods and have created a dedicated team to focus on the larger clients. In addition, we have introduced related products, including Web analytics through our partnership with Load and links through our partnership with LinkWorth. For both Load and LinkWorth, InfoSearch acts as a reseller of their respective products.

Publishers
In the first quarter of 2007, the Company initiated an effort to target large, online publishers who are becoming increasingly aware of the monetization and brand value of driving traffic to their online properties, but understand that the content they write for their offline publications frequently does not drive search rankings and traffic. Our platform addresses this need through the development of content that meets the editorial standards and underlying themes of these clients and layers on the search optimization techniques we have learned through the deployment of our TrafficBuilder product. While this product, due principally to initial resistance of the established editorial groups within publisher organizations concerned over job security, while the Company did not generate significant revenue during 2007 it believes this to be a strong product opportunity as publishers are under increased pressure to reduce costs and outsource services. Spurred by declining advertising revenues, there have been recent organizational changes at several of the leading national publications, including The Washington Post, The Lost Angeles Times and the New York Times, and it now appears the business and editorial groups are more aligned and receptive to innovative methods to produce content.

Video
In February 2007, the Company launched a new search-targeted online video product to provide the same customer benefits as the Company’s written, text-based product line, TrafficBuilder, including improved organic search engine rankings, increased quality site traffic and brand recognition. TrafficBuilder Video, the search-targeted online video product. The Company has recently engaged a new partner to help produce our video products.  This new partner allows us to offer a wider more competitive range of video products to our customers.

Web Properties

Through our Web Properties operating group, we currently operate ArticleInsider and Popdex, from which we receive online advertising revenue. These websites are a collection of thousands of general information articles focused on various business topics and we continue to monetize traffic to these websites through the use of Google’s AdSense program, as well as Kontera’s advertising program more recently. In March 2006, we purchased Answerbag, Inc. (“Answerbag”), a consumer information website built through content generated from its users. In October 2006, we entered into a multi-year alliance which extended through the First Quarter of 2008 with Demand Media, Inc. (“Demand Media”), a next generation media company, pursuant to which we sold all of the assets of Answerbag, and Demand Media agreed to purchase our products and services. During the period of our operation of Answerbag, the site generated revenue through the use of Google’s AdSense program.

Industry Overview

Internet search and online advertising are experiencing significant growth. Internet search is the second most popular activity on the Web, behind only email, with more than 550 million searches performed daily worldwide and 245 million searches performed in the United States alone. According to JP Morgan North America Equity Research’s January 2008 estimate, the global search market for performance-based advertising and search marketing, such as pay-per-click listings and paid inclusion, is expected to grow at a CAGR of 28% over the next four years to $60 billion by 2011. This growth in Search has led many advertisers to dramatically increase their level of advertising investment in search-based promotional methods. In addition, U.S. Bancorp Piper Jaffray predicts that online advertising in the United States will represent approximately 6% of total advertising spending in 2008 compared to approximately 2% of total advertising spending in 2003.

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

Key Growth Drivers

•
Increased E-Commerce - The growth in Internet search revenues has been proportional to growth in e-commerce. As consumers migrate to Internet-based purchasing, advertisers seek to promote their products or services using Internet methods, the most effective of which has proven to be Internet search. If Internet sellers dedicate even 10% of revenues toward Internet marketing and advertising, as is typical of traditional merchants, search advertising opportunities should expand tremendously. In fact, U.S. Bancorp Piper Jaffray projects total e-commerce spending topped $150 billion in 2007.

•
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

•
Increased Acceptance of Internet Search as a Powerful Marketing Channel - Although Internet search was once considered only a method for Internet users to locate information, its potential as a marketing tool has now been established. The growth of those companies offering search engine marketing services reflects the realization among advertisers of the power of Internet search as a business acquisition medium. However, Internet search marketing still represents a very small portion of most advertising budgets and has a very strong growth potential.

•
International Market Expansion - Most international Internet markets are still in the early stages of development but growing rapidly, in fact JP Morgan’s January 2008 report estimates that markets outside the United States will account for slightly more than half the $60 billion in search marketing in 2011 . As the international market begins to approach the domestic market in terms of penetration, monetization opportunities are expected to be created, including strong e-commerce and search engine marketing opportunities.

•
Cost Effectiveness/High Return on Investment - Due to its relatively low cost and high conversion rates, Internet search based marketing offers advertisers a high return on investment compared to traditional offline marketing vehicles. Forms of advertising such as the yellow pages can cost more than $1 per customer lead compared to $.35 per customer lead for Yahoo/Overture’s paid listings.

Opportunity

Despite the massive growth in Internet search, several problems in the industry have not been addressed adequately by the majority of search engine marketing companies including:

•	Placement competition due to the concentration of Internet search traffic has lead to higher costs of effective paid listing keywords, limiting smaller businesses access to paid listings;

•	Difficulty maintaining high rankings in unpaid listings, which represent a large portion of Internet search traffic;

•	Low return on investment due to excessive cost-per-click (“CPC”) charges from uninterested searchers; and

•	Poor conversion/low close rates due to low quality traffic.

Our unique content-based products delivered through our TrafficBuilder and Web Properties programs, provide a solution to these problems by leveraging our content development expertise to deliver to businesses sustainable access to the unpaid portion of Internet search listings with screened leads, above average click-through rates and a price point that is below the current market average.

Future Market Trends

We continue to be in a position to benefit from major audience trends and the shift of advertising dollars from off-line to on-line. The success of Yahoo! / Overture and Google has proven that search listings can be translated into significant revenue streams generating high levels of advertising satisfaction and return on investment for customers.

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

Our search engine marketing services can benefit significantly from future increases in volume and prices of search advertising, particularly in the small business segment.

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

Business Strategy

Our business strategy focuses on building our client base for TrafficBuilder and doing so with a shift in customer focus toward higher performing clients. Based on research conducted in early 2007, the Company made the decision to eliminate sales to customers with immature websites and/or those whose advertising is directed toward less competitive and therefore less expensive keywords. Our findings have shown that such customers were not receiving the same high return on investment on our content based products as more established websites that were competing for higher priced keywords. Accordingly, our products, marketing and sales efforts have been re-focused on these higher performing clients.

For our TrafficBuilder program, we derive revenue through the licensing and sale of content to our customers. We intend to concentrate on building our base of licensing agreements and sales of content to both the small to medium business market and the large industry players.

We currently operate numerous content-based websites, including ArticleInsider and Popdex, as part of our Web Properties group. We are no longer seeking or engaging new customers nor creating new articles for these websites and are generating revenue through the use of Google’s AdSense program.

In February 2007 we expanded our core product line to include searchable online video content production services. TrafficBuilder Video, the Company’s new search-targeted online video product provides the same customer benefits as the Company’s written, text-based product line, including improved organic search engine rankings, increased, quality site traffic and brand recognition. The Video product initially had been informational videos from thirty seconds to five minutes in length tagged with search optimized metadata and marketed to large businesses however the Company has begun to also market other video products gaining in popularity, including on screen “pop-up” spokespersons produced by partners.

Uniqueness of Service

Several factors make our services relatively unique in the search engine advertising space.

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

•
Major Engine Coverage - Our clients typically receive a large portion of their traffic from Google, Yahoo!, MSN and AOL. These four sites account for a large majority of all searches performed on the Internet. Our ability to develop content that ranks highly with all four major search engines represents a beneficial approach to generating qualified traffic for our customers. Rather than using deceptive techniques, like doorway pages (a page designed to trick search engines into thinking that the site is focused on a topic other than the actual topic in an effort to trick people into visiting their websites) and link farms (a technique to artificially create links to a particular website, which is one of the key determinants to ranking in the search engines) which have become standard with other search engine optimization companies, we produce content which clients utilize on their websites to dramatically improve their search engine ranking and drive high volumes of relevant Internet traffic.

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

•
Small to Medium Businesses - Of the 12 million small to medium businesses in the United States, less than 1% currently use search as method of customer acquisition. These small to medium businesses present a customer acquisition opportunity for us. Such small to medium businesses are massive in numbers, largely ignored by the larger providers of search engine marketing services and often overshadowed by the larger competitors in their space when they must compete in an auction format. Because we specifically target the small to medium business market, we feel we are positioned to offer this market a higher level of customer service and personalized attention than larger online advertising services. These potential clients are also ideal for our TrafficBuilder service, because small to medium sized businesses often do not have the resources to hire internal copywriters and website developers to drive traffic to their sites.

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

•
Publisher and Editorial Content Opportunities - Publishers and other companies who have regular needs for editorial content have historically relied on a combination of staff and contract writers. With the decline in advertising revenues, existing editorial departments have experienced significant reductions in staff and as a consequence, these firms are now increasingly open to outsourcing the development of that editorial content. In addition, many publishers are focusing on growing their online activities and websites already understand the benefit of receiving additional traffic to their websites as a result of search optimized content. We are pursuing these editorial content opportunities to provide content on a large-scale, contractual basis. We plan to continue actively targeting this sector, as we believe it will provide an additional method to leverage the strength of our team of copywriters and has the potential to constitute a large portion of revenue.

Sales, Marketing, Advertising and Promotion

As of December 31, 2007, we had 17 full-time employees in our sales department. Our sales department currently focuses on adding new clients to our TrafficBuilder program. Advertising and promotion of our services is broken into three main categories: direct sales, online promotion and value added resellers.

•	Direct Sales: Our sales staff targets new client relationships through telesales efforts, direct marketing, and attendance and sponsorship at various trade shows and conferences.

•	Online Promotion: We engage in certain advertising and direct marketing focused on acquiring new merchant advertisers and new distribution partners through online promotional methods.

•
Value Added Resellers: We signed WSI, Inc. (“WSI”) as our first value added reseller during 2006 and expect to continue to expand this program after recently relaunching new “subscription” plan pricing in January of 2008. WSI operates or franchises approximately 2,000 Independent Consultants worldwide, and with our new plans we currently have 120 Independent Consultants who have been qualified to sell our TrafficBuilder products through a private label brand WSI Webwords.

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

Competition

We are one of the few companies exclusively dedicated to providing online content-based marketing solutions to increase lead generation from unpaid search listings. Nonetheless, while our content-based solutions are relatively unique, there are other companies that use similar techniques in different ways to increase traffic leads and conversion rates. Yahoo! Answers is an example of a question and answer content site that leverages a large number of non-paid users to generate content to drive traffic and ad revenue. It does not, however, sell content to other companies. In contrast, Introspect provides search engine optimization services which include Web design and content development. It, however, does not own its own content network.

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

Several federal laws that could have an impact on our business have already been adopted. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third party websites that include materials that infringe copyrights or rights of others. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act requires online services providers to report evidence of violations of federal child pornography laws under certain circumstances.

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

Employees

As of December 31, 2007, we employed a total of 30 full-time employees and hundreds of contracted copywriters. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. If we are unable to retain our key employees or we are unable to maintain adequate staffing of qualified employees, particularly during peak sales seasons, our business would be adversely affected.

Geographic Information

For the year ended December 31, 2007, approximately 90% of our revenue was generated from transactions originating in the United States. All of our fixed assets are located in the United States, principally in California at our headquarters.

Item 1A. Risk Factors.

Our future revenues will be derived from sales of our search engine marketing services. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals, including those described below. If any of these risks actually occurs, our business, financial condition or results of operation may be materially adversely affected.

RISKS RELATING TO THE COMPANY

We incurred losses in 2007, and while we experienced significant improvement during the third and fourth quarter, our losses may continue for the foreseeable future, which will adversely affect our ability to achieve profitability.

We incurred a net loss of $1,536,309 for the fiscal year ended December 31, 2007, and a net loss of $4,039,908 for the fiscal year ended December 31, 2006. We may incur net losses in the future if, among other factors, our revenues decline, our stock option expenses rise, increases in our sales and marketing activities, regulatory and compliance costs or changes in fair value of issued warrants. These issues may prove to be larger than we currently anticipate which could further increase our net losses. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it. Through December 31, 2007 we had an accumulated deficit of $11,903,889.

We may need additional funding to support our operations and capital expenditures, which may not be available to us and which lack of availability could adversely affect our business.

We have no committed sources of additional capital and no current debt. For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow from operations and our cash on hand. If our capital resources are insufficient, we will have to raise additional funds. We may need additional funds to continue our operations, pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in further dilution to existing stockholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy, including the possibility of additional acquisitions or internally developed businesses.

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

Acquisition transactions are accompanied by a number of risks that could harm us and our business, operating results and financial condition:

•	we could experience a substantial strain on our resources, including time and money;

•	our management’s attention may be diverted from our ongoing business operations;

•	while integrating new companies, we may lose key executives or other employees of these companies;

•	we could experience customer dissatisfaction or performance problems with an acquired company or technology;

•	we may become subject to unknown or underestimated liabilities of an acquired entity or incur unexpected expenses or losses from such acquisitions; and

•	we may incur possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenue and cost benefits.

We may be unable to attract and retain key employees and the loss of our senior management could harm our current and future operations and prospect.

We are heavily dependent on the continued services of George Lichter, our President and Chief Executive Officer and Scott Brogi, our Chief Financial Officer. Our success often depends on the skills, experience and performance of other key employees. The loss of any key employee, in particular the departure of Mr. Lichter or Mr. Brogi could have an adverse effect on our prospects, business, financial condition, and results of operations. Any member of our senior management team or key employees may voluntarily terminate his employment with us at any time upon short notice. All of our officers and employees are employed on an “at will” basis, which may mean they may have less of an incentive to stay with us when presented with alternative employment opportunities. In addition, our senior management and key operating employees hold stock options and restricted stock that have vested. These individuals may, therefore, be more likely to leave us if the shares of our common stock significantly appreciate in value. In addition, various senior members of the management team, including Messrs. Lichter and Brogi, have provisions in their employment agreements that provide for severance and other compensation and benefits upon termination of their employment under certain circumstances.

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

RISKS RELATING TO OUR BUSINESS

If we do not attract and maintain a critical mass of online advertisers and content purchasers or licensees, our operating results could continue to be adversely affected.

Our success would depend, in part, on the development, growth and maintenance of a critical mass of online advertisers and content purchasers and licensees, as well as a stronger interest in our performance-based advertising and search marketing services. If our business is unable to achieve a growing base of online advertisers and content licensees, in particular, we may not successfully develop or market technologies, products or services that are competitive or accepted by online advertisers and content licensees, which comprise a large portion of the search marketing-based community. Any decline in the number of online advertisers and content licensees could adversely affect our operating results generally.

We are dependent upon several of the major search engines to continue to provide us traffic that our merchant advertisers deem to be of value, and if they do not, it could have a material adverse effect on the value of our services.

We are dependent upon several of the major Internet search engines namely Google, Yahoo!, MSN and AOL to provide us traffic that our merchant advertisers deem to be of value. The Web Properties business model is predicated on individuals performing keyword searches and through those searches finding our articles in the non-paid search results portion of the search results page and ultimately clicking through to the advertiser on the InfoSearch article. When our traffic from these search engines declines for any reason, we suffer a corresponding significant decline in revenue. We monitor the traffic delivered to our merchant advertisers in an attempt to optimize the quality of traffic we deliver. We review factors such as non-human processes, including robots (which create automated, artificial traffic), spiders (which review websites for search engines in order for the search engines to categorize the content of websites but have no direct commercial value to the website owner), scripts (or other software), mechanical automation of clicking and other sources and causes of low-quality traffic, including, but not limited to, other non-human clicking agents. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be provided to our merchant advertisers, which, if not contained, would detrimentally impact those relationships. Low-quality traffic (or traffic that is deemed to be less valuable by our merchant advertisers) may prevent us from growing our base of merchant advertisers and cause us to lose relationships with existing merchant advertisers.

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

Many of our customers pay by credit card. We may suffer losses as a result of payments made with fraudulent credit card data. Our failure to control fraudulent credit card transactions adequately could reduce our gross profit margin. In addition, under limited circumstances, we extend credit to online advertisers who may default on their accounts payable to us.

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

In addition, in 1998, the Internet Tax Freedom Act was enacted, which generally placed a three-year moratorium on state and local taxes on Internet access and on multiple or discriminatory state and local taxes on electronic commerce. This moratorium has been extended until but we cannot predict whether this moratorium will be extended in the future or whether future legislation will alter the nature of the moratorium. If this moratorium is not extended in its current form, state and local governments could impose additional taxes on Internet-based transactions, and these taxes could decrease our ability to compete with traditional retailers and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	announcements of new products or services by our competitors; and

•	fluctuations in revenue attributable to changes in the search engine listing parameters that rank the relevance of our content.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•	quarterly variations in our revenues and operating expenses;

•	announcements of technological innovations or new products or services by us; and

•	significant sales of our common stock by selling stockholders.

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

Item 2. Description of Property.

The Company's corporate headquarters are located in Marina Del Rey, California. The Company’s lease runs through July 31, 2008, with monthly payments of $17,980 from June 1, 2006 through May 31, 2007, $18,520 from June 1, 2007 through May 31, 2008 and $19,075 from June 1, 2008 through July 31, 2008.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

On February 28, 2007, the SEC commenced an enforcement action against Mr. Louis Zehil, a partner of our former external legal counsel, McGuireWoods LLP, and our former corporate secretary, alleging that he had engaged in a fraudulent scheme to obtain and sell to the investing public shares of securities in several other companies in violation of the antifraud and registration provisions of the federal securities laws. The SEC enforcement proceeding does not include allegations with respect to our securities; however, we commenced a review into possible unauthorized trading in our common stock facilitated by Mr. Zehil. In the fourth quarter of 2007 we reached a settlement with McGuireWoods LLP related to their involvement in these activities. We cannot predict the outcome of this investigation or whether the investigation and/or any potential proceedings resulting from this conduct might have a material adverse impact on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is traded on the OTC Bulletin Board under the symbol “ISHM.OB”. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The following table sets forth the high and low bid prices of our common stock on the OTC Bulletin Board for the stated calendar quarters.

	2006		2007
	High	Low	High	Low
First Quarter	0.74	0.41	0.27	0.18
Second Quarter	0.48	0.23	0.22	0.12
Third Quarter	0.26	0.10	0.18	0.11
Fourth Quarter	0.26	0.12	0.18	0.08

The closing bid price of our common stock on April 11, 2008 was $0.06. As of April 11, 2008, the Company had approximately 2,014 stockholders of record.

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

The Company’s revenues are derived principally from the licensing or sale of unique content developed for its clients under the TrafficBuilder program or the sale of advertising on a CPC basis to one of the websites in the Web Properties group.

For the TrafficBuilder program, the Company derives revenue through the licensing and sale of content to third party website owners. Content sale revenue is recognized when the content is delivered to and accepted by the client. Revenue earned through a 12-month license agreement is treated as an installment sale and prorated revenue is recognized on a monthly basis over the life of the agreement. Clients subject to a 12-month licensing agreement have the right to continue leasing the content at the end of the term on a month-to-month basis. In late September 2005, the Company added a month-to-month licensing program with higher fees. Revenue earned under month-to-month licensing agreements is recognized on a monthly basis. As part of the TrafficBuilder program, the Company also earns revenue from related SEO services, Web Design services, Web Analytics and Link Building sales. Revenue earned from SEO and Web Design services are recognized as delivered while revenue from Web Analytics and Link Building services are recognized on a monthly basis pursuant to a month-to-month license agreement. Client deposits received in advance of work being completed for such services are deferred until the revenue is earned.

The Company derives revenue from the ArticleInsider and Popdex websites in the Web Properties group on a CPC basis as traffic is distributed to Google AdSense and Kontera advertisers. The Company has established relationships with Google and Kontera through which they pays the Company monthly fees for clicks on advertisements sponsored by Google or Kontera and displayed on the Company’s websites. The Company recognizes revenue associated with the Google AdSense and Kontera programs as reported by those partners to the Company at the end of each month.

Cost of Sales

A portion of the Company’s cost of sales is related to content developed under the TrafficBuilder program and for the ArticleInsider and Popdex websites as part of the Web Properties group.

For the TrafficBuilder program, content developed pursuant to outright sales and licensing is developed through editors, keyword analysts and independent contractor writers who analyze the keyphrases, write and edit the content. The Company recognizes and expenses those costs related to the content developed for outright sales to clients as the cost is incurred, while the cost of content development for licensing subject to a 12-month contract is amortized over the life of the contract.

Content developed pursuant to the Company's ArticleInsider website is capitalized to content development since it increases the value of the network and yields revenue to the Company over a period of years. These costs have been amortized over an expected life of thirty-six months. The Company is no longer developing new content for the ArticleInsider website, a practice which was discontinued in 2005. The total value of unamortized content as of December 31, 2007 and December 31, 2006 was $0 and $4,082, respectively. Total amortization expense included in cost of sales for the year ended December 31, 2007 and 2006 was $4,082 and $394,333, respectively.

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

•
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, was based on public stock indices similar in nature to the business in which Demand Media operates and yielded a volatility of 123.05%.

•	The risk-free interest rate was 3.45%

•	Expected remaining life of 3.5 years based on the contractual term of the warrant.

Any changes from the grant date fair value of the equity warrant asset will be recognized as increases or decreases to the equity warrant asset on our balance sheet and as a change in the fair value of warrants within non-operating expenses in the consolidated statement of operations.

During the year ended December 31, 2007, the grant date fair value of the equity warrant asset decreased by $196,788 from its original value of $308,837 at December 31, 2006 primarily due to a shortening of duration and a change in the public securities used to estimate volatility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No.133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”(“SFAS No. 140”). SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to a beneficial interest that itself is a derivative instrument. SFAS No. 155 is effective for financial instruments acquired, issued, or subject to a remeasurement event for fiscal years beginning after September 15, 2006. The Company has reviewed this pronouncement and believes it does not have a material impact on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No.156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company has reviewed this pronouncement and believes it does not have a material impact on the Company's financial position, results of operations or cash flows.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Statement is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on The Company’s results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company has reviewed this pronouncement and believes it does not have a material impact on the Company's financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal 2009) and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management has reviewed this new standard and believes that it has no impact on the financial statements of the Company at this time; however, it may apply in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods - Expected Term (“SAB 110”) According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. We will adopt SAB 110 effective January 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

REVENUES

Revenues decreased 35.4% to $4,910,304 for the year ended December 31, 2007 from $7,600,060 for the year ended December 31, 2006. The decrease in revenue is a result of a 20.5% reduction in the sales and licensing of Content products due to the decision by Company Management to eliminate sales of our TrafficBuilder products to certain underperforming customer categories and a 92.0% reduction in revenue associated with our Web Properties group, although much of this decrease was simply due to the extinguishment of deferred revenue as described below.

For the fourth fiscal quarter of 2007, however, revenues increased 5.3% to $1,253,387 from $1,190,000 for the three months ended September 30, 2007 as higher sequential levels of content sales more than overcame decreasing Web Properties revenue levels.

Revenue from TrafficBuilder was $4,784,068 in 2007 versus $6,016,080 in 2006. Revenue from TrafficBuilder products combined for 97.4% of total revenues for 2007 while revenue for Web Properties accounted for only 2.6% in 2007. This compares with 79.2% and 20.8% of revenues attributable to TrafficBuilder and Web Properties, respectively, in 2006.

Revenue from Web Properties was $126,236 in 2007 versus $1,583,980 in 2006. Most of the decrease was due to the extinguishment of deferred revenue in 2006, as the actual revenue through Google AdSense decreased by only $103,689 to $126,236 in 2007 from $229,925 in 2006, and the remaining approximately $1,354,055 booked as revenue was simply deferred revenue being relieved from the balance sheet for which cash had been received in 2004 and early 2005.

Looking forward to the fiscal year ending December 31, 2008, we expect revenues to be challenged as a result of the expiration of our 18 month agreement with Demand Media on March 31, 2008, which accounted for a significant portion (24.8%) of 2007 revenue. While the Company has signed a new agreement with Demand Media to produce expert content for one of its high-profile websites, at this point the Company only has commitments for $369,000 in 2008 revenue versus the $1,217,124 of total 2007 revenues generated from the initial contract. As a result, going forward revenues and cash flows will be significantly impacted unless this contract can effectively be replaced by Demand Media or other similar customers.

COST OF SALES AND GROSS PROFIT

The Company had a gross profit of $3,517,417 and a gross margin of 71.6% for the year ended December 31, 2007 versus gross profits of $4,926,375 and a gross margin of 64.8% for the comparable period of 2006. The cost of sales consists principally of traffic purchased for resale, customer service and content developed for sale or license to our clients.

The decrease in gross profit for the year ended December 31, 2007 over the year ended December 31, 2006 is mainly due to reduced revenues from the continued aging of inactive websites in the Web Properties Group resulting in a reduction in search engine traffic and revenue, combined with Management’s decision to focus sales of our TrafficBuilder products on a subset of potential clients who could benefit the most from our products and services. This was partially offset by the Company rationalizing headcount levels and costs to those required for these new targeted prospects. We spent $0 in 2007 acquiring traffic for our affiliate program that contributed to Web Properties revenue of $126,236 versus the $937,960 we spent in 2006 associated with $1,583,980 in Web Properties revenue. We discontinued the affiliate network program shortly after the first quarter of 2006 as we had harvested a substantial portion of the remaining deferred revenue associated with the Web Properties group.

For the years ended December 31, 2007 and 2006, $0 and $49,360, respectively, of content development costs of the Company were capitalized and amortized over their useful lives. The Company recorded $0 and $192,808 in amortization expenses during 2007 and 2006, respectively, associated with capitalized development costs for the Web Properties group and recorded $4,082 and $201,525 in amortization expenses during 2007 and 2006, respectively, associated with capitalized content development costs for TrafficBuilder.

The gross profit attributable to Web Properties was $69,282 in 2007 versus $596,940 in 2006 and the gross profit attributable to TrafficBuilder was $3,448,135 in 2007 versus $4,329,435 in 2006. The gross margin experienced by Web Properties was 54.9% in 2007 versus 37.7% in 2006 and the gross margin experienced by TrafficBuilder was 72.1% in 2007 versus 72.0% in 2006.

OPERATING EXPENSES

Operating expenses consist of selling expenses and general and administrative expenses.

Selling expenses consist of costs incurred to develop and implement marketing and sales programs for the Company’s products for TrafficBuilder. These include costs associated with the marketing department participation in trade shows, media development and advertising. These selling expenses also include the costs of hiring and maintaining a sales department. These costs decreased 14.4% from $2,138,695 for the year ended December 31, 2006 to $1,831,548 in the same period of 2007 as the Company streamlined sales and marketing efforts and adjusted the compensation schedule to align the members of the sales team more specifically with the overall goals of the Company.

General and administrative expenses include personnel, rent, benefits, accounting, legal costs as well as the expensing of stock options and restricted stock grants, depreciation and amortization and other overhead related costs. These costs decreased 61.0% to $3,754,240 for the year ended December 31, 2007 from $9,600,049 for the year ended December 31, 2006. This decrease is primarily a result of a reduced number of employees and executive compensation costs including non-cash equity compensation expenses. Expenses associated with equity grants to consultants, employees and members of the board of directors from continuing operations for the year ended December 31, 2006 were $4,144,794, which included expenses associated with stock option grants of $1,280,890 and restricted stock issued to certain employees in lieu of cash compensation of $45,000, primarily resulting from the Company’s decision to accelerate the vesting of outstanding stock options and restricted stock grants on June 30, 2006 and expensing them. Expenses for depreciation and amortization from continuing operations decreased to $118,535 for the year ended December 31, 2007 from $557,317 for the same period in 2006. Depreciation and amortization expenses decreased in 2007 primarily as a result of decreased amortization expenses associated with the reduction in amortization period to one year for capitalized content development costs associated with our Web Properties group in 2006. Amortization for capitalized content development decreased to $4,083 in 2007 from $394,333 the previous year.

LOSS FROM OPERATIONS
The resulting Loss from Operations decreased 69.6% to $2,068,371 for the year ended December 31, 2007 from $6,812,369 for the year ended December 31, 2006, largely due to significantly lower expense levels during the second half of 2007.

And for the fourth fiscal quarter ending December 31, 2007, the Company posted an Operating Profit of $24,390, continuing the trend of improvement during the second half of the year from an Operating Loss of $184,491 during the third quarter of 2007 which itself was 82.8% lower than the second quarter of 2007.

OTHER NON-OPERATING INCOME/EXPENSE

Other non-operating net income in 2007 is comprised of $252,707 in net income from a lawsuit settlement in December 2007, a change in the fair value of warrants of $233,285 as compared to $1,728,433 in 2006 and net interest income of $52,153 as compared to $92,414 in 2006.

Other non-operating net income in 2006 also included liquidated damages associated with the November 2005 private placement of the Company’s securities and interest income received on the cash balances the Company maintains in money market and restricted cash accounts. Liquidated damages expense (including interest) totaled $509,904 in for the year ended December 31, 2006.

DISCONTINUED OPERATIONS

During the year ended December 31, 2007 there were no discontinued operations. During the year ended December 31, 2006, the gain on sale of the assets of Answerbag was $1,919,962, partially offset by the loss from discontinued operations of $412,132, which included depreciation and amortization expenses of $58,212 and restricted stock expenses of $45,000. Expenses associated with option grants to employees involved in the operation of Answerbag were $33,451 for the year ended December 31, 2006.

TAXES

For the year ended December 31, 2007, the Company incurred a tax liability of $6,083, comprised of $1,783 for Delaware corporate taxes, $3,050 for California state taxes and $1,250 in Federal taxes.

For the year ended December 31, 2006, the Company incurred a tax liability of $18,585, comprised of $8,300 for Delaware corporate taxes and $10,285 for California state taxes.

NET LOSS

We had a net loss of $1,536,309 or $0.03 per share in the year ended December 31, 2007, compared to net loss of $4,039,908, or $0.09 per share, in the comparable period of 2006. This decrease was due to a decrease in revenues and gross profit more than offset by a larger decrease Operating Expenses such as non-cash equity compensation, employee compensation and professional fees as well as liquidated damages.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $1,708,415 to $787,239 for the year ended December 31, 2007 relative to the Company’s fiscal year ending December 31, 2006. This decline is mainly due to the use of cash on hand to fund operations principally during the first half of the year ended December 31, 2007, partially offset by the proceeds of $450,000 from a legal settlement in the fourth quarter of 2007.

Cash used in operating activities consisted principally of cash used in the net loss of $1,536,309 along with the change in fair value of warrants of $233,285. This was offset by non-cash charges for equity based compensation of $157,959, depreciation and amortization of $118,535, plus the net change of current assets and current liabilities. The decrease in current assets and liabilities resulted primarily from increases in accounts receivable of $171,277 and an increase in deferred revenue of $72,127, and netted against a decrease in accounts payable, accrued expenses and other payables of $531,002.

Cash provided by investing activities for years ended December 31, 2007 and 2006 was $271,567 and $1,989,729, respectively. For the year ended December 31, 2007, cash provided by investing activities consisted primarily of the release of restricted cash of $360,530. During 2006, cash provided by investing activities consisted principally of the net proceeds from the sale of the Answerbag assets of $2,937,149, offset by cash payments for the purchase of Answerbag of $479,888, an increase in restricted cash of $380,530, the purchase of property and equipment of $37,640 and $49,361 for development of content.

Cash used in financing activities for the year ended December 31, 2007 of $14,021, consisted primarily of $17,621 in payments related to capital lease obligations which are now entirely satisfied, partially offset by stock warrants exercised for $3,600. Cash used in financing activities for the year ended December 31, 2006 of $27,229 consisted of $33,004 in principal payments on capital leases partially offset by $5,775 for the exercise of stock options.

As of December 31, 2007, the Company had cash and cash equivalents amounting to $787,239 a decrease of $1,708,415 from the balance at December 31, 2006. Restricted cash for the year ending 2007 was $20,000 in a certificate of deposit securing payment obligations. Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less. At year ending December 31, 2006, the Company had $380,530 in restricted cash including $302,108 in escrow from the sale of Answerbag, Inc., $23,422 held at various financial institutions and online payment processing firms, and $55,000 in certificate of deposits securing payment obligations. The Company had net working capital of $170,999 and $1,750,263 at December 31, 2007 and December 31, 2006. The use of cash from operating activities declined significantly in the final quarter of 2007 due to significant reductions in going forward operating expense levels from earlier in the year. Accordingly, the Company did not need any additional capital during 2007, as forecast.

Going forward, we expect revenues to be challenged as a result of the expiration of an agreement with Demand Media signed in the fourth quarter of 2006 which expired on March 31, 2008 and accounted for a significant portion (24.8%) of 2007 revenue. While the Company has signed a new agreement with Demand Media to produce expert content for one of its high-profile websites, at this point the Company only has commitments for $369,000 in 2008 revenue versus the $1,217,124 of total 2007 revenues generated from the initial contract. As a result, going forward revenue and cash flows will be significantly impacted unless this contract can effectively be replaced by Demand Media or other similar customers. This change has resulted in the Company’s auditors issuing a going concern qualification in their opinion letter.

There are no material commitments for additional capital expenditures at December 31, 2007 or December 31, 2006. The operating lease for the offices has future minimum lease payments of $130,750 in 2008.

FINANCING
Although the Company posted a net loss of $1,536,309 and cash actually decreased by $1,922,201 for the first half of 2007, this was reduced to a net loss of $4,588 for the second half of the year as a result of significantly lower operating expenses. As a result the Company had no need to seek outside financing during 2007 due to its improved operating performance, as cash from operations met all cash requirements. After the extinguishment of its capital leases in the fourth quarter, the Company has no debt obligations.

The Company is attempting to attract major accounts to replace revenues from Demand Media, partnering with resellers to increase its effective distribution, providing new payment terms to clients as well as looking for acquisition opportunities. As a result the Company will seek external financing in 2008 to allow it to support both working capital and acquisition requirements.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements at December 31, 2007 or December 31, 2006.

Item 7. Financial Statements.

The financial statements and related financial statement schedules are included herein and filed as a part of this report beginning on page F-1.

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

As described below, the Company restated its financial statements for the fiscal year ended December 31, 2006. Management has concluded that this restatement resulted from how the Company accounted for cancelled stock options upon the termination of employees. Under standards established by the Public Accounting Oversight Board a “material weakness” is a significant deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

At the beginning of 2006, we adopted FASB 123R, Share Based Payment, and began recording expenses associated with stock option and restricted stock grants to employees. The Company previously accounted for cancelled stock options upon the termination of employees by recording an expense for the unvested portion of each terminated employee’s options. Upon further examination of our accounting methodology for cancelled stock options, we determined this to be in error. We have determined that the cancelled stock options should not have been expensed and have restated our financial information for the fiscal year ended December 31, 2006.

In order to remediate this material weakness, the Company has hired an outside consultant to assist it in addressing and resolving accounting and reporting matters for certain equity issuances and other complex transaction that involve the application of highly specialized accounting principles so that as of December 31, 2007 this was no longer a material weakness.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management reviewed the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In performing the assessment, management has identified no material control deficiencies that we have concluded are material weakness in both the design and operating effectiveness of internal control over financial reporting as of December 31, 2007.

Item 8B. Other Information.

None.
PART III

Item 9. Directors and Executive Officers.

The following table contains information with respect to our executive officers and directors, including their ages as of February 28, 2008. There are no family relationships between any of our executive officers or directors.

Name	Age	Position

George Lichter	55	Director, President and Chief Executive Officer

Scott Brogi	43	Vice President and Chief Financial Officer

Claudio Pinkus	51	Director, Executive Chairman

John LaValle	51	Director, Chairman of the Audit Committee

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

Scott Brogi - Mr. Brogi has served as the Chief Financial Officer of the Company since June 2007 and was elected Corporate Secretary on June 11, 2007. Prior to joining the Company, Mr. Brogi held senior finance and business development positions with a variety of public and private firms such Pictage, Inc. from May 2000 to May 2006 where he managed both finance and business development leading to a sale to global private equity firm Apax Partners. Prior to that, he ran operations and corporate development for several early stage digital entertainment and health care companies, including institutionally-funded AccentCare where he managed the entire acquisition process and before that at a division of publicly-traded ARV Assisted Living where he helped build a nationwide footprint of in-facility rehabilitation units that were ultimately sold to a public pharmaceutical company, from 1997 to 2000. Mr. Brogi began his career with progressively escalating responsibilities in corporate and investment banking at Chase Manhattan during the period from 1987 to 1993 and later at Houlihan, Lokey, Howard & Zukin with responsibility for financial analytics and relationship management with an emphasis on emerging digital technologies related to the Internet from 1995 to 1997. Mr. Brogi received his Bachelor of Science from Syracuse University in 1987 and his MBA from The UCLA Anderson School of Management in 1995.

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

Procedure for the Consideration of Board Candidates Submitted by Stockholders

The board of directors established a Nominating Committee on May 9, 2006. John LaValle is the sole member of the Nominating Committee. The board of directors has adopted procedures for the submission of director nominees by stockholders for consideration by the board. If a determination is made that an additional director is required, the board will consider nominees submitted by the Company’s stockholders. Stockholders can submit qualified names of nominees for director by writing to our Corporate Secretary, Scott Brogi, at 4086 Del Rey Avenue, Marina Del Rey, California 90292. For such nominee to be considered, the nomination must be received by the Corporate Secretary not less than 90 days prior to the date of the Company’s proxy materials for the preceding year’s annual meeting and the nomination must include the following information:

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

Communications with the Board of Directors

The board of directors has established a process for stockholders to communicate with members of the board. If you would like to contact the board, you can do so by forwarding your concern, question or complaint to the Company’s Corporate Secretary, Scott Brogi, at 4086 Del Rey Avenue, Marina Del Rey, California 90292.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

The following tables summarize the annual compensation paid and options granted for the two years ended December 31, 2007 and 2006 to the Company’s Chief Executive Officer and other executive officers whose total annual salary and bonus for 2007 or 2006 exceeded $100,000:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compensation ($) (g)	Non- Qualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
George Lichter (1)	2007	250,000	139,255	0	0	0	0	7,200	0
Chief Executive Officer	2006	200,000	359,501	1,111,512	32,500	0	0	9,600	1,713,113

Scott Brogi (2)	2007	108,958	0	0	0	0	0	0	0
Chief Financial Officer	2006	0	0	0	0	0	0	0	0

Frank Knuettel II (3)	2007	191,339	0	0	0	0	0	0	0
Chief Financial Officer	2006	182,917	138,236	318,731	174,651	0	0	0	814,535

Bob Myers (4)	2007	137,397	0	0	0	0	0	0	0
Vice President, Production	2006	0	0	0	0	0	0	0	0

Heather Gore (5)	2007	141,059	0	0	0	0	0	0	0
Vice President, Marketing	2006	0	0	0	0	0	0	0	0

David Warthen (6)	2007	0	0	0	0	0	0	0	0
Vice President and Chief Technology Officer	2006	14,750	0	90,000	7,333	0	0	0	112,083

(1) Mr. Lichter was hired as our Chief Executive Officer as of August 2005 and entered into an employment agreement on January 4, 2006. All Other Compensation for Mr. Lichter is comprised of a car allowance.

(2) Mr. Brogi was hired as our Chief Financial Officer as of June 2007.

(3) Mr. Myers was hired as our Vice President, Production as of January 2007.

(4) Ms. Gore was hired as our Vice President, Marketing as of January 2007.

(5) Mr. Knuettel was hired as our Chief Financial Officer as of March 2005 and resigned effective June 2007.

(6) Mr. Warthen was hired as an Executive Vice President and Chief Technology Officer as of July 2006. Mr. Warthen’s employment agreement with the Company provides for an initial annual base salary of $180,000, which shall be paid in cash or shares of InfoSearch common stock issued, at the Company’s option,. The Company has the right to pay Mr. Warthen in cash or stock for the first year of his employment, which began on July 1, 2006. The Company elected to pay Mr. Warthen with stock for the first year and Mr. Warthen is receiving his base salary in the form of common stock, which amounts to 107,143 shares per month, or portion thereof, for a total of 1,285,714 shares through the one year anniversary date of his employment with the Company. The number of shares was determined based on the fair market value of the Company’s common stock on September 30, 2006. Through June 15, 2007, Mr. Warthen earned 641,000 shares of our common stock.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

	Option awards					Stock awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares or Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
George Lichter CEO (1)	325,000	0	0	0.17	12/10/2016	0	0	0	0
	447,150	0	0	0.20	1/12/2017	0	0	0	0
	1,325,000	1,325,000	0	0.20	1/12/2017	0	0	0	0

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

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non- Equity Incentive Plan Compensation ($) (d)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Claudio Pinkus (1)	$37,500	0	0	0	0	0	37,500
John LaValle (2)	$50,000	0	0	0	0	0	50,000

(1) Mr. Pinkus receives $50,000 per year for his service as a director and Executive Chairman. On April 4, 2005, the date of his appointment to the board of directors, Mr. Pinkus was granted 100,000 shares of restricted stock which vested on April 4, 2006, the one year anniversary of his appointment. Pursuant to a consulting arrangement with the Company, Mr. Pinkus received during fiscal year 2006, 1,800,027 shares of restricted stock valued at $1,111,512, consulting income of $75,000, health care reimbursements of $7,200 and bonuses of $288,838.

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

On May 1, 2007, the Company, entered into a Second Amendment to Employment Agreement (the “Second Amendment”) with George Lichter, the Company's Chief Executive Officer and a director of the Company. The Second Amendment, effective as of January 12, 2007, amends Mr. Lichter's Employment Agreement dated January 4, 2006 and effective as of August 23, 2005, as amended by the Amendment to Employment Agreement, effective as of July 1, 2006 (as amended by the Amendment to Employment Agreement, the “Employment Agreement”) and among other things, that Mr. Lichter is eligible to receive a quarterly bonus in an amount not to exceed 25% of his then current base salary for each calendar quarter (or a pro-rata portion of such bonus in the case of a period of less than three months) within the board of directors' sole discretion and also revises the definition of a “Change of Control” so that a change of ownership in the outstanding voting securities of the Company constituting a “Change of Control” is determined based on the outstanding voting securities owned collectively by the common stockholders and warrant holders of the Company as of January 12, 2007, rather than August 23, 2005 as provided for in the Employment Agreement prior to the Second Amendment.

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

We entered into an executive employment agreement with Frank Knuettel II, dated March 8, 2005 (the “Knuettel Employment Agreement”). The Knuettel Employment Agreement provides for an initial annual base salary of $175,000, provided that if Mr. Knuettel remains in the employment of the Company in the month following the second consecutive quarter that the Company is profitable on a GAAP basis, his annual base salary will be increased to $185,000. The Knuettel Employment Agreement further provides for a potential target bonus equal to 30% of his then current annual base salary, contingent on the Company’s achieving revenue and operating income goals and Mr. Knuettel’s attaining individual goals established by the board of directors. Under the Knuettel Employment Agreement, Mr. Knuettel received options to purchase up to 262,500 shares of our common stock at an exercise price of $0.76 per share pursuant to the Stock Option Plan, which vest over a four-year period. Additionally, Mr. Knuettel received an award of 352,500 restricted shares of our common stock, which also vest over a four-year period of his employment with the Company. Mr. Knuettel was also subsequently granted an additional stock award representing 167,500 shares, under which 25% of the shares vested on January 4, 2006, 12.5% of the shares vested on July 7, 2006 and the remaining shares will vest over three years in equal, monthly installments, ending on January 4, 2009. Mr. Knuettel was granted an additional option award representing 82,500 shares, under which 25% of the shares vested on January 4, 2006, 12.5% of the shares vested on July 7, 2006 and the remaining shares will vest over three years in equal, monthly installments, ending on January 4, 2009. Pursuant to the decision by the board of directors to accelerate the vesting of outstanding options and shares of restricted stock, all of these options and shares of restricted stock became fully exercisable as of June 30, 2006. Mr. Frank Knuettel, II, resigned as Chief Financial Officer of the Company effective June 15, 2007. Thereafter Mr. Knuettel was party to a consulting agreement whereby he provided certain ongoing services to the Company through September 15, 2007 for which he received cash compensation as well as 100,000 shares of restricted stock which have fully vested in three essentially equal monthly installments through September 15, 2007.

We made an offer of employment, which was accepted and may be deemed an employment agreement, to Robert Myers, our Vice President of Production on January 8, 2008 (the “Myers Employment Agreement”). The Myers Employment Agreement does not have a termination date and sets forth the following terms and conditions: During the Term, the Company shall pay, and the Executive agrees to accept, in consideration for the Executive’s services hereunder, pro rata semi-monthly payments of the annual salary of $140,000.00, less all applicable taxes and other appropriate deductions. The Executive’s base salary will be subject to further adjustment pursuant to the Company’s employee compensation policies in effect from time to time. The Executive shall be entitled to a potential target bonus of thirty-five percent (35%) of Executive’s annual base salary. Subject to the Board’s consent, the Company shall issue to the Executive an option to acquire 250,000 shares of the Company’s common stock (the “Common Stock”) pursuant to the Company’s 2004 Stock Option Plan, as amended on December 12, 2006 (the “Plan”). The exercise price of the option to be granted pursuant to this paragraph 9(a) shall be equal to the fair market value per share of the Common Stock as determined by the closing price on the date of the grant. Such grant shall be evidenced by and subject to the terms and conditions of an option agreement in a form substantially similar to that attached hereto as Exhibit A. The vesting period of the grant shall be four years, with vesting commencing on the Effective Date. One-eighth of the shares shall vest on the six month anniversary of the Effective Date with the balance of the shares vesting in equal monthly installments over the following forty-two months. On each of the first two anniversaries of the Effective Date, subject to determination of merit during an annual performance review and Board’s consent, and provided that Executive continues to be employed by the Company on each of the anniversary dates, Executive shall be entitled to an additional grant of 62,500 shares on each anniversary.

At any time during the Term, the Company may terminate this Agreement and the Executive’s employment hereunder for Cause. For purposes of this Agreement, “Cause” shall mean: (a) the willful and continued failure of the Executive to perform substantially his duties and responsibilities for the Company (other than any such failure resulting from a Disability) after a written demand by the Board for substantial performance is delivered to the Executive by the Company, which specifically identifies the manner in which the Board believes that the Executive has not substantially performed his duties and responsibilities, which willful and continued failure is not cured by the Executive within thirty (30) days of his receipt of such written demand; (b) the conviction of, or plea of guilty or nolo contendere to a felony, after the exhaustion of all available appeals; or (c) fraud, dishonesty, competition with the Company, unauthorized use of any of the Company’s or any of its subsidiary’s trade secrets or confidential information, or gross misconduct which is materially and demonstratively injurious to the Company. Termination under [for cause] shall not be subject to cure. Termination of the Executive for Cause pursuant to [subsection (a) ] shall be made by delivery to the Executive of a copy of the written demand referred to in [subsection (a), or pursuant to [subsection] (b) or (c) by delivery to the Executive of a written notice from the Board, either of which shall specify the basis of such termination, the conduct justifying such termination, and the particulars thereof and finding that in the reasonable judgment of the Board, the conduct set forth in [subsection] (a), [subsection] (b) or [subsection] (c), as applicable, has occurred and that such occurrence warrants the Executive’s termination of employment. Upon receipt of such demand or notice, the Executive, shall be entitled to appear before the Board for the purpose of demonstrating that Cause for termination does not exist or that the circumstances which may have constituted Cause have been cured in accordance with the provisions of [subsection] (a). No termination shall be final until the Board has reached a determination regarding “Cause” following such appearance. Upon termination of this Agreement for Cause, the Company shall have no further obligations or liability to the Executive or his heirs, administrators or executors with respect to compensation and benefits thereafter, except for the obligation to pay the Executive any earned but unpaid base salary. The Company shall deduct, from all payments made hereunder, all applicable taxes, including income tax, FICA and FUTA, and other appropriate deductions.

At any time during the Term, the either Party shall be entitled to terminate this Agreement and the Executive’s employment with the Company without cause. If the Executive terminates this Agreement, the Executive shall provide prior written notice of at least 30 days to the Company. Upon termination of this Agreement and the Executive’s employment with the Company pursuant to this paragraph 10(d)(i) by the Company, the Company shall have no further obligations to the Executive or his heirs, administrators or executors with respect to compensation and benefits thereafter, except for the obligation to pay to the Executive any earned but unpaid base salary, any unpaid expenses and base salary and acceleration of stock option vesting according to the following schedule: If the Company terminates this Agreement between January 8, 2007 and January 7, 2008, Executive will receive base salary for three (3) months after the date of termination and will forward vest an additional three (3) months after the date of termination. If the Company terminates this Agreement between January 8, 2008 and January 7, 2009, Executive will receive base salary for four (4) months after the date of termination and will forward vest an additional four (4) months after the date of termination. If the Company terminates this Agreement between January 8, 2009 and January 7, 2010, Executive will receive base salary for five (5) months after the date of termination and will forward vest an additional five (5) months after the date of termination. If the Company terminates this Agreement between January 8, 2010 and January 7, 2011, Executive will receive base salary for six (6) months after the date of termination and will forward vest an additional six (6) months after the date of termination. Under no circumstances shall the salary continuation or the forward vesting exceed six (6) months, regardless of length of service. The Company shall deduct, from all payments made hereunder, all applicable taxes, including income tax, FICA and FUTA, and other appropriate deductions. The amounts described in paragraph 10(d)(i) shall be paid to the Executive in the same manner as they would have been paid, in accordance with the provisions of paragraph 5(a), had the Executive remained employed by the Company.

We made an offer of employment, which was accepted and may be deemed an employment agreement, to Heather Gore, our Vice President of Marketing on January 2, 2008 (the “Gore Employment Agreement”). The Gore Employment Agreement does not have a termination date and provides for the following terms and conditions: to provide Ms. Gore with an annual salary of $130,000 ($5,416.66 per pay period) less payroll deductions and all required withholdings; a bonus plan - 35% of base pay, paid out quarterly, with metrics objectives developed and mutually agreed upon within the first 90 days of her employment. No bonus will be payable until such time as the metrics objectives are identified and agreed upon. Upon the commencement of Ms. Gore’s employment and subject to Board approval, the Company will grant her an option to purchase 125,000 shares of the Company’s Common Stock (the “Option”) at an exercise price equal to the fair market value on the date of grant. The Option shall be subject to the vesting restrictions and all other terms of the Company’s current Stock Option Plan and your Stock Option Agreement. However, we will propose to the Board that her initial cliff vesting period be reduced from twelve (12) months to six (6) months. Ms. Gore’s regular place of employment will be Austin, Texas. However, she will also work out of the Los Angeles area office at least one week per month. Reasonable travel expenses will be reimbursed to her according to the company’s travel and expense reimbursement policies. Ms. Gore’s employment with the company is “at-will.” The terms of her employment with the Company; however, does not constitute an employment contract for a specified duration. Ms. Gore’s employment may be terminated with our without cause or notice at any time, at the option of either her or the Company. Ms. Gore has executed the Company’s Employee Proprietary Information and Inventions Agreement, Insider Trading Agreement.

We made an offer of employment, which was accepted and may be deemed an employment agreement, to David Warthen, our Chief Technology Officer on June 11, 2006 (the “Warthen Employment Agreement”). The Warthen Employment Agreement does not have a termination date. Mr. Warthen also currently serves as the Chief Executive Officer of Eye Games, Inc., a developer of web-cam, interactive video games. We do not have any relationship with Eye Games, Inc., and we have never been a party to any transaction or agreement with Eye Games, Inc. The Warthen Employment Agreement provides for an initial annual base salary of $180,000, which shall be paid in cash or shares of InfoSearch common stock issued, at the Company’s option. The Company has the right to pay Mr. Warthen in cash or stock for the first year of his employment, which began on July 1, 2006. The Company elected to pay Mr. Warthen with stock for the first year and Mr. Warthen is receiving his base salary in the form of common stock, which amounts to 107,143 shares per month, or portion thereof, for a total of 1,285,714 shares through the one year anniversary date of his employment with the Company. The number of shares was determined based on the fair market value of the Company’s common stock on September 30, 2006. Through March 31, 2007, Mr. Warthen earned 964,286 shares of our common stock. Under the Warthen Employment Agreement, Mr. Warthen received options to purchase up to 400,000 share of our common stock pursuant to the Stock Option Plan, which shall vest in equal monthly installments over three years. Mr. Warthen’s employment with InfoSearch was on an “at will” basis, and Mr. Warthen resigned as of June 2007.

2004 Stock Option Plan

The Stock Option Plan gives the board of directors the ability to provide incentives through grants or awards of stock options, stock appreciation rights, and restricted stock awards (collectively, “Awards”) to present and future employees of InfoSearch. Outside directors, consultants and other advisors are also eligible to receive Awards under the Stock Option Plan.

Pursuant to an amendment in December 2006, a total of 10,450,000 shares of our common stock are reserved for issuance under the Stock Option Plan. If an incentive award expires or terminates unexercised or is forfeited, or if any shares are surrendered to us in connection with an Award, the shares subject to such award and the surrendered shares will become available for further awards under the Stock Option Plan. As of December 31, 2007 and 2006, respectively, 3,897,150 and 5,277,511 shares or options were issued and outstanding, leaving a balance of 6,552,850 and 5,172,489 shares in the Stock Option Plan for future issuance.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of December 31, 2007 by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group~~:~~. Unless otherwise indicated, the address of each beneficial owner is 4086 Del Rey Avenue, Marina Del Rey, California 90292.

Name and Address of Beneficial Owner	Amount (1)	Percent Of Class
George Lichter (2)	3,201,864	6.1%
Claudio Pinkus	1,259,427	2.3%
Scott Brogi	300,000	*
John LaValle	100,000	*
Trinad Capital Master Fund, Ltd. (3) 2121 Avenue of the Starts, Suite 1650 Los Angeles, California 90067	13,117,782	25.0%
Bruce Galloway (4)	6,800,376	13.0%
All Executive Officers and Directors as a group (total of 5 persons)	4,861,291	9.3%

* represents beneficial ownership of less than 1%

(1)
Beneficial ownership is calculated based on 52,493,592 shares of common stock outstanding as of December 31, 2007. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock subject to restricted stock grants, options or warrants held by that person that are currently exercisable or issuable or exercisable or issuable within 60 days of December 31, 2007. The shares issuable pursuant to those restricted stock grants, options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.

(2)	Includes 517,617 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of December 31, 2007.

(3)
Based solely upon a Schedule 13G filed with the SEC by Trinad Capital Master Fund, Ltd. on December 24, 2007. These securities are owned directly by Trinad Capital Master Fund, Ltd. (the "Master Fund") which is a reporting person. These securities may be deemed to be beneficially owned by Trinad Management, LLC, the investment manager of the Master Fund and Trinad Capital LP; a controlling stockholder of the Master Fund; Trinad Advisors II LLC, the general partner of Trinad Capital LP; Robert S. Ellin, the managing director of and portfolio manager for Trinad Management, LLC and the managing director of Trinad Advisors II LLC and Jay A. Wolf a managing director of and portfolio manager for Trinad Management, LLC and a managing director of Trinad Advisors II LLC. Each such reporting person disclaims beneficial ownership of the reported securities except to the extent of his or its pecuniary interest therein, and this report shall not be deemed an admission that such reporting person is the beneficial owner of the securities for purposes of Section 16 of the Exchange Act, or for any other purpose. The business address for Trinad Capital Master Fund, Ltd. is 2121 Avenue of the Stars, Suite 1650, Los Angeles, California 90067.

(4)
Based solely upon a Schedule 13D, filed with the SEC by Bruce Galloway on December 7, 2007.
As of the date hereof, Strategic Turnaround Equity Partners, L.P. (Cayman), Galloway Capital Management LLC (as the general partner of Strategic Turnaround Equity Partners, L.P. (Cayman)), Bruce Galloway and Gary L. Herman (as a Managing Members of Galloway Capital Management LLC) are deemed to beneficially own an aggregate of 5,523,750 shares of Common Stock, representing approximately 10.44% of the number of shares of Common Stock stated to be outstanding by the Company in its Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 16, 2007. Strategic Turnaround Equity Partners, L.P. (Cayman) is deemed to be the direct beneficial owner of 5,523,750 shares of Common Stock. Galloway Capital Management LLC is deemed to be the indirect beneficial owner of 5,523,750 shares of Common Stock. Bruce Galloway and Gary L. Herman are deemed to be the indirect beneficial owners of 5,523,750 shares of Common Stock. Each of Galloway Capital Management LLC, Bruce Galloway and Gary L. Herman disclaim beneficial ownership of the shares of Common Stock directly beneficially owned by Strategic Turnaround Equity Partners, L.P. (Cayman) (except for (i) the indirect interest of Galloway Capital Management LLC by virtue of being the general partner of Strategic Turnaround Equity Partners, L.P. (Cayman), (ii) the indirect interests of Bruce Galloway and Gary L. Herman by virtue of being members of Galloway Capital Management LLC, and (iii) the indirect interests of Bruce Galloway and Gary L. Herman by virtue of being limited partners of Strategic Turnaround Equity Partners, L.P. (Cayman). Galloway Capital Management LLC, Gary L. Herman and Bruce Galloway have shared power to direct the vote and shared power to direct the disposition of these shares of Common Stock.
Of the total 1,276,626 shares of common stock directly reported by Mr. Galloway, 1,108,626 shares of Common stock are held by Mr. Galloway’s Individual Retirement Account, 70,000 shares of Common Stock are held by Mr. Galloway’s son for which Mr. Galloway has the power to vote and dispose, and 98,000 shares of Common Stock are held by RexonGalloway Capital Growth, an investment company in which Mr. Galloway is a member and for which Mr. Galloway retains investment and voting discretion.
Of the total of 64,000 shares of common stock reported by Mr. Herman, 25,000 shares are directly beneficially owned by Mr. Herman and 39,000 are held by Mr. Herman’s retirement accounts.

(a) Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007, the number of securities outstanding, the weighted average exercise price of such options, warrants and rights and the number of securities remaining available for future issuance under the Company’s compensation plans previously approved by the Company’s stockholders and the Company’s compensation plans not previously approved by the Company’s stockholders:

Plan category	Number of securities to be issued on exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	3,897,150	$0.18	6,552,850
Equity compensation plans not approved by security holders	0	0	0
Total	3,897,150	$0.18	6,552,850

Item 12. Certain Relationships and Related Transactions.

As of December 31, 2007 the Company had a remaining balance of accounts receivable from Mr. David Warthen, Chief Technology Officer until June of 2007, of $12,530, to repay the Company for income taxes paid on behalf of him.

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

Item 13. Exhibits

(a)  The following exhibits are to be filed as part of this report:

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
2.1	Agreement and Plan of Merger and Reorganization dated as of December 30, 2004 among Trafficlogic, Inc., MAC Worldwide, Inc. and Trafficlogic Acquisition Corp.	Exhibit 2.1 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

2.2	Split Off Agreement dated December 30, 2004 among MAC Worldwide, Inc., Vincenzo Cavallo, Anthony Cavallo, Mimi & Coco, Inc. and Trafficlogic, Inc.	Exhibit 2.2 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.1.1	Certificate of Incorporation	Exhibit 3.1 to Company’s Form SB-2 filed on July 31, 2002, File Number 333-97385)

3.1.2	Certificate of Amendment to Certificate of Incorporation of MAC Worldwide, Inc.	Exhibit 3.1.2 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.1.3	Certificate of Amendment to Certificate of Incorporation of MAC Worldwide, Inc.	Exhibit 3.1.3 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.2	Amended and Restated Bylaws	Exhibit 3.3 to Company’s Form SB-2/A filed on March 23, 2006, File Number 333-130173

4.1	Specimen stock certificate representing the Company’s common stock	Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2 filed on July 31, 2002 (Registration No. 333-97385)

4.2	Form of Warrant issued in connection with the Securities Purchase Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 4.1 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

4.3	Form of Warrants issued to Demand Media, Inc.	Exhibit 4.1 to InfoSearch's Current Report on Form 8-K filed on October 6, 2006, File No. 333-97385

4.4	Common Stock Purchase Warrant issued to Gemini Partners, Inc. on July 6, 2006

4.5	Form of Common Stock Purchase Warrants issued to GP Group LLC on August 6, 2006, September 6, 2006 and October 6, 2006

10.4	Stock Option Plan (1)	Exhibit 10.5 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.5	Subscription Agreement	Exhibit 10.6 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.6	Employment Agreement dated March 8, 2005 between InfoSearch and Frank Knuettel II (1)	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on March 14, 2005 File No. 333-97385

10.7	Employment Agreement dated August 23, 2005 between InfoSearch Media, Inc. and George Lichter (1)	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on August 26, 2005 File No. 333-97385

10.9	Securities Purchase Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

10.10	Registration Rights Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 10.2 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

10.11	Agreement and Plan of Merger and Reorganization among InfoSearch, Apollo Acquisition Corp., Answerbag and Joel Downs, Sunny Walia and Richard Gazan dated as of February 21, 2006	Exhibit 2.1 to InfoSearch’s Current Report on Form 8-K filed on February 27, 2006 File No. 333-97385

10.12	Employment Agreement dated March 14, 2006 between InfoSearch and Edan Portaro (1)	Exhibit 10.18 to InfoSearch’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

10.13	Consulting Agreement dated August 23, 2005 between InfoSearch and Claudio Pinkus (1)	Exhibit 10.19 to InfoSearch’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

10.14	Asset Purchase Agreement	Exhibit 10.21 to InfoSearch’s Current Report on Form 8-K filed on October 6, 2006 File No. 333-97385

10.15	Amendment, dated as of November 3, 2006, to Employment Agreement, dated as of January 4, 2006, between InfoSearch and George Lichter (1)	Exhibit 10.22 to InfoSearch’s Current Report on Form 8-K filed on November 6, 2006 File No. 333-97385

10.17	Form of Indemnity Agreement	Exhibit 10.4 to InfoSearch's Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.18	Employment Agreement dated June 11, 2006 between InfoSearch and David Warthen (1)

10.19	Form of Incentive Stock Option Agreement under the MAC Worldwide, Inc. 2004 Stock Option Plan, as amended (1)

10.20	Form of Restricted Stock Agreement under the MAC Worldwide, Inc. 2004 Stock Option Plan, as amended (1)

14	Code of Ethics	Exhibit 14 to Company’s Annual Report on Form 10-KSB filed on April 15, 2005 File No. 333-97385

21	List of Subsidiaries	Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

23.1*	Consent of Singer Lewak Greenbaum & Goldstein LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Included in this filing.

(1) A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 13 of Form 10-KSB.

Item 14. Principal Accountant Fees and Expenses.

The Audit Committee has implemented policies and procedures for the pre-approval of all audit, audit-related and tax services for the Company, which meets the requirements under the Sarbanes-Oxley Act of 2002 and SEC rules. The Audit Committee has pre-approved certain audit, audit-related, and tax services to be performed by our independent auditors, Rose, Snyder & Jacobs.

Effective, December 31, 2007, by unanimous written consent of the Company’s Board of Directors, Rose, Snyder & Jacobs were selected to be the registered public accounting firm for the Company, replacing Singer Lewak Greenbaum and Goldstein LLP. Singer Lewak Greenbaum and Goldstein LLP was the independent registered public accounting firm that audited the Company’s financial statements for the fiscal years ending December 31, 2006. The aggregate fees for audit and related services by our previous accounting firm, Singer Lewak Greenbaum and Goldstein LLP, for fiscal years 2007 and 2006 are as follows:

	Year Ended December 31,
	2007	2006
Audit Fees[1]	$321,094	$254,709
Audit Related Fees[2]	$2,000	$110,619
Tax Fees[3]	$8,458	$7,493
All Other Fees[4]	$0	$0
TOTAL	$331,552	$372,821

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

Date: April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Lichter
By: George Lichter
Its: Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 15, 2008

/s/ Scott Brogi
By: Scott Brogi
Its: Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 15, 2008

/s/ John LaValle
By: John LaValle
Its: Director
Date: April 15, 2008

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
2.1	Agreement and Plan of Merger and Reorganization dated as of December 30, 2004 among Trafficlogic, Inc., MAC Worldwide, Inc. and Trafficlogic Acquisition Corp.	Exhibit 2.1 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

2.2	Split Off Agreement dated December 30, 2004 among MAC Worldwide, Inc., Vincenzo Cavallo, Anthony Cavallo, Mimi & Coco, Inc. and Trafficlogic, Inc.	Exhibit 2.2 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.1.1	Certificate of Incorporation	Exhibit 3.1 to Company’s Form SB-2 filed on July 31, 2002, File Number 333-97385)

3.1.2	Certificate of Amendment to Certificate of Incorporation of MAC Worldwide, Inc.	Exhibit 3.1.2 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.1.3	Certificate of Amendment to Certificate of Incorporation of MAC Worldwide, Inc.	Exhibit 3.1.3 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.2	Amended and Restated Bylaws	Exhibit 3.3 to Company’s Form SB-2/A filed on March 23, 2006, File Number 333-130173

4.1	Specimen stock certificate representing the Company’s common stock	Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2 filed on July 31, 2002 (Registration No. 333-97385)

4.2	Form of Warrant issued in connection with the Securities Purchase Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 4.1 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

4.3	Form of Warrants issued to Demand Media, Inc.	Exhibit 4.1 to InfoSearch's Current Report on Form 8-K filed on October 6, 2006, File No. 333-97385

4.4	Common Stock Purchase Warrant issued to Gemini Partners, Inc. on July 6, 2006

4.5	Form of Common Stock Purchase Warrants issued to GP Group LLC on August 6, 2006, September 6, 2006 and October 6, 2006

10.4	Stock Option Plan (1)	Exhibit 10.5 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.5	Subscription Agreement	Exhibit 10.6 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.6	Employment Agreement dated March 8, 2005 between InfoSearch and Frank Knuettel II (1)	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on March 14, 2005 File No. 333-97385

10.7	Employment Agreement dated August 23, 2005 between InfoSearch Media, Inc. and George Lichter (1)	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on August 26, 2005 File No. 333-97385

10.9	Securities Purchase Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

10.10	Registration Rights Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 10.2 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

10.11	Agreement and Plan of Merger and Reorganization among InfoSearch, Apollo Acquisition Corp., Answerbag and Joel Downs, Sunny Walia and Richard Gazan dated as of February 21, 2006	Exhibit 2.1 to InfoSearch’s Current Report on Form 8-K filed on February 27, 2006 File No. 333-97385

10.12	Employment Agreement dated March 14, 2006 between InfoSearch and Edan Portaro (1)	Exhibit 10.18 to InfoSearch’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

10.13	Consulting Agreement dated August 23, 2005 between InfoSearch and Claudio Pinkus (1)	Exhibit 10.19 to InfoSearch’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

10.14	Asset Purchase Agreement	Exhibit 10.21 to InfoSearch’s Current Report on Form 8-K filed on October 6, 2006 File No. 333-97385

10.15	Amendment, dated as of November 3, 2006, to Employment Agreement, dated as of January 4, 2006, between InfoSearch and George Lichter (1)	Exhibit 10.22 to InfoSearch’s Current Report on Form 8-K filed on November 6, 2006 File No. 333-97385

10.17	Form of Indemnity Agreement	Exhibit 10.4 to InfoSearch's Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.18	Employment Agreement dated June 11, 2006 between InfoSearch and David Warthen (1)

10.19	Form of Incentive Stock Option Agreement under the MAC Worldwide, Inc. 2004 Stock Option Plan, as amended (1)

10.20	Form of Restricted Stock Agreement under the MAC Worldwide, Inc. 2004 Stock Option Plan, as amended (1)

14	Code of Ethics	Exhibit 14 to Company’s Annual Report on Form 10-KSB filed on April 15, 2005 File No. 333-97385

21	List of Subsidiaries	Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

23.1*	Consent of Singer Lewak Greenbaum & Goldstein LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Included in this filing.

(1) A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 13 of Form 10-KSB.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INFOSEARCH MEDIA, INC.
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
InfoSearch Media, Inc.
Marina Del Rey, California

We have audited the accompanying consolidated balance sheet of InfoSearch Media, Inc., and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoSearch Media, Inc., and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained recurring operating losses and continues to generate negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

April 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
InfoSearch Media, Inc.
Marina Del Rey, California

We have audited the consolidated balance sheet of InfoSearch Media, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoSearch Media, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Singer Lewak Greenbaum & Goldstein LLP
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 17, 2007

INFOSEARCH MEDIA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$787,239	$2,495,654
Restricted cash	20,000	380,530
Accounts receivable, net of allowance for doubtful accounts of $25,500 and $0 for 2007 and 2006, respectively	215,518	68,941
Due from related parties	-	50,732
Prepaid and other current assets	104,245	201,604
TOTAL CURRENT ASSETS	1,126,702	3,197,461

EMPLOYEE ADVANCE	1,800	1,000
CONTENT DEVELOPMENT	-	4,083
PROPERTY AND EQUIPMENT, NET	130,650	131,139
SECURITY DEPOSIT	37,500	37,500
EQUITY WARRANT ASSET	112,049	308,837

TOTAL ASSETS	$1,408,701	$3,680,020

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$228,308	$204,271
Accrued bonuses	12,553	264,515
Accrued expenses	172,132	400,052
Accrued expenses Answerbag acquisition	-	75,156
Capital leases	-	17,621
Deferred revenue	526,868	454,741
Provision for refunds payable/chargebacks	15,842	30,842
TOTAL CURRENT LIABILITIES	955,703	1,447,198

FAIR VALUE OF WARRANT LIABILITY	967,651	1,396,215

TOTAL LIABILITIES	1,923,354	2,843,413

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, undesignated, par value $.001per share, 25,000,000 shares
Authorized; no shares issued and outstanding;	-	-
Common stock, $.001 par value, authorized 200,000,000 shares; issued and outstanding 52,493,592 and 51,491,197, at December 31, 2007 and 2006, respectively	52,494	51,491
Committed stock, 0 and 164,282 shares at December 31, 2007 and 2006, respectively	-	22,586
Additional paid in capital	11,336,742	11,130,109
Accumulated deficit	(11,903,889)	(10,367,580)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT):	(514,653)	836,606

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,408,701	$3,680,020

See reports of independent registered public accounting firms and notes to consolidated financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
TRAFFICBUILDER SALES	$4,784,068	$6,016,080
WEB PROPERTIES SALES	126,236	1,583,980
NET SALES	4,910,304	7,600,060

TRAFFICBUILDER COST OF SALES	1,335,933	1,686,645
WEB PROPERTIES COST OF SALES	56,954	987,040
COST OF SALES	1,392,887	2,673,685

GROSS PROFIT	$3,517,417	4,926,375

OPERATING EXPENSES
General & administrative	3,754,240	9,600,049
Sales & marketing	1,831,548	2,138,695
TOTAL COSTS AND EXPENSES	5,585,788	11,738,744
LOSS FROM OPERATIONS	$(2,068,371)	(6,812,369)

CHANGE IN FAIR VALUE OF WARRANTS	233,285	1,728,443
LIQUIDATED DAMAGES	-	(502,397)
OTHER INCOME (EXPENSE) (NOTE 13)	252,707	(35,244)
INTEREST EXPENSE	(7,044)	(13,406)
INTEREST INCOME	59,197	105,820
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(1,530,226)	(5,529,153)

TAXES FROM CONTINUING OPERATIONS	6,083	18,585
NET LOSS FROM CONTINUING OPERATIONS	(1,536,309)	(5,547,738)

DISCONTINUED OPERATIONS (NOTE 12)
Loss from discontinued operations of Answerbag, Inc.	-	(412,132)
Gain on disposal of discontinued operations	-	1,919,962

EARNINGS FROM DISCONTINUED OPERATIONS	-	1,507,830

NET LOSS	$(1,536,309)	$(4,039,908)

LOSS PER SHARE FROM CONTINUING OPERATIONS -
BASIC	$(0.03)	$(0.12)
DILUTED	$(0.03)	$(0.12)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS -
BASIC	$-	$0.03
DILUTED	$-	$0.03
LOSS PER SHARE
BASIC	$(0.03)	$(0.09)
DILUTED	$(0.03)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	51,887,244	47,202,261

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	51,887,244	47,202,261

See reports of independent registered public accounting firms and notes to consolidated financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Comitted Common	Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Stock	Capital	Deficit	(Deficit)
BALANCE - December 31, 2005	42,277,775	$42,278	$-	$6,056,291	$(6,327,670)	$(229,101)

Restricted stock	4,645,586	4,975		2,889,450		2,894,425
Answerbag acquisition	844,748	844		264,930		265,774
Returned shares Steve Lazuka	(1,000,000)	(1,000)		1,000		-
Committted stock			22,586			22,586
Stock option exercise	41,250	41		5,734		5,775
Employee option compensation expense				1,314,341		1,314,341
Stock grants	27,500	28		8,222		8,250
Stock-bright star award	18,525	19		6,211		6,230
Liquidated damages	4,306,613	4,306		505,598		509,904
Gemini warrants				68,752		68,752
GP Group warrants				9,580		9,580
Net loss					(4,039,908)	(4,039,908)
BALANCE - December 31, 2006	51,491,197	51,491	22,586	11,130,109	(10,367,580)	836,606

Restricted stock	264,477	265		36,612		36,877
Gemini warrants	360,000	360		3,240		3,600
Sale of Answerbag	164,282	164	(22,586)	22,422		-
Employee option compensation expense				104,906		104,906
Shares issued for sales and consulting agreements	213,636	214		39,453		39,667
Net loss					(1,536,309)	(1,536,309)
BALANCE - December 31,2007	52,493,592	$52,494	$-	$11,336,742	$(11,903,889)	$(514,653)

See reports of independent registered public accounting firms and notes to consolidated financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,536,309)	$(4,039,908)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118,535	615,529
Equity based compensation	157,959	4,223,245
Issuance of warrants	-	78,331
Loss from disposal of fixed assets	-	10,937
Liquidated damages	-	509,904
Change in fair value of warrants	(233,285)	(1,728,443)
Gain on sale of Answerbag assets	-	(1,919,962)
Changes in assets and liabilities:
Accounts receivable	(171,277)	(64,492)
Prepaid expenses and other current assets	147,291	(16,074)
Accounts payable, accrued expenses and other liabilities	(531,002)	222,141
Provision for refunds	10,000	(13,309)
Deferred revenue	72,127	(2,173,306)
NET CASH USED IN OPERATING ACTIVITIES	(1,965,961)	(4,295,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	360,530	(380,530)
Net cash payments in purchase of Answerbag	-	(479,888)
Net proceeds from sales of Answerbag assets	-	2,937,149
Capital expenditures – fixed assets	(88,963)	(37,640)
Capital expenditures – content development		(49,361)
NET CASH PROVIDED BY INVESTING ACTIVITIES	271,567	1,989,729

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of capital lease obligations	(17,621)	(33,004)
Stock option / warrant exercise	3,600	5,775
NET CASH USED IN FINANCING ACTIVITIES	(14,021)	(27,229)

Net decrease in cash and cash equivalents	(1,708,415)	(2,332,906)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,495,654	4,828,560

CASH AND CASH EQUIVALENTS - END OF PERIOD	$787,239	$2,495,654

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,044	$13,406

Income tax paid	$6,083	$18,585

NON-CASH SUPPLEMENTAL DISCLOSURE OF INVESTING AND FINANCING ACTIVITIES:
Stock issued for purchase of property and equipment	$25,000	$-
Stock issued or committed to be issued for the acquisition of Answerbag	$-	$462,499

See reports of independent registered public accounting firms and notes to consolidated financial statements.

InfoSearch Media, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

1.	Organization and Nature of Operations

On December 31, 2004, Trafficlogic, Inc., a California corporation (“Trafficlogic”) merged with MAC Worldwide, Inc. (“MAC”); the surviving company changed its name to InfoSearch Media, Inc. (“InfoSearch” or the “Company”). Such merger consisted of three related transactions: (1) the merger (the “Merger”) of Trafficlogic with and into a newly organized and wholly-owned subsidiary of MAC, Trafficlogic Acquisition Corp., a Delaware corporation, which later changed its name to Trafficlogic, Inc. (“Acquisition Sub”); (2) the disposition of MAC’s wholly-owned operating subsidiary, Mimi & Coco, Inc., a Canadian corporation; and (3) the closing of a private placement offering of common stock, par value $0.001 per share (the “Private Placement Transaction”). The current officers and directors of the Company are contained in Part III of this Annual Report on Form 10-KSB for the year ended December 31, 2007.

The Company’s principal executive offices are located at 4086 Del Rey Avenue, Marina Del Rey, California 90292. The Company’s telephone number is (310) 437-7380.

The Company is a Los Angeles-based provider of "smart" search-targeted text and video content for the Internet, designed to improve traffic, brand recognition and website performance for publishing and media clients. InfoSearch's network of professional writers, editors, technical specialists and video production resources help businesses succeed on the Web by implementing text and video content-based internet marketing solutions. InfoSearch's search marketing solutions involve online content that supports the non-paid search marketing initiatives of its clients. Non-paid search results, otherwise known as organic, are the search results that the search engines find on the World Wide Web as opposed to those listings for which companies pay for placement. During the first half of 2007, we derived revenue from our two primary operating groups, Content and Web Properties, and launched several new products including TrafficBuilder Text and TrafficBuilder Video. In the third quarter of 2007, we launched an updated website better describing the Company’s new suite of products and services.

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
See reports of independent registered public accounting firms.

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

Going Concern
The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Although the Company reduced its net loss to $4,588 for the second half of the year by significantly lowering operating expenses and has increased cash to $787,239 as of December 31, 2007, the Company has historically experienced recurring net losses and negative cash flows from operations. During the year ending December 31, 2007 the Company reported a net loss of $1,531,721 and negative flows from operations of $1,536,309. In view of these conditions, the Company’s ability to continue as a going concern is contingent upon its ability to ultimately maintain profitable operations or secure additional financing. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

2.	Summary of Significant Accounting Policies

Basis of Consolidation
The consolidated financial statements include the accounts of the Company and one subsidiary, Answerbag, Inc., a California corporation, which was acquired by the Company in March 2006 and the assets of which were subsequently sold in October 2006. All significant inter company accounts and transactions have been eliminated in consolidation and there are no consolidating information presented for the fiscal year ended December 31, 2007.

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

See reports of independent registered public accounting firms.

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

Cost of Sales
The majority of the Company's cost of sales is related to its Content products developed under the TrafficBuilder product line. For the TrafficBuilder program, content developed pursuant to outright sales and licensing is developed through keyword analysts, writers, editors, and other independent contractors who analyze the keywords, write and edit the content. The Company recognizes and expenses those costs related to the content developed for outright sales and for month-to-month licensing to clients as the cost is incurred, while the cost of content development for licensing subject to a 12-month contract is amortized over the life of the contract.

Content developed pursuant to the Company's ArticleInsider website was capitalized to content development since it increases the value of the network and yields revenue to the Company over a period of years. These costs have been amortized over an expected life of twelve months. The Company is no longer developing new content for the ArticleInsider website, a practice which was discontinued in 2005. The total value of unamortized content as of December 31, 2007 and December 31, 2006 was $0 and $4,082, respectively. Total amortization expense included in cost of sales for the year ended December 31, 2007 and 2006 was $4,082 and $394,333, respectively.

Cash and Cash Equivalents
Cash includes cash on hand and cash in banks in demand and time deposit accounts with original maturities of 90 days or less. At December 31, 2007, the Company had restricted cash of 20,000 in a certificate of deposit securing payment obligations. At December 31, 2006, the Company had restricted cash of $380,530, including $302,108 in escrow from the sale of Answerbag, Inc., $23,422 held at various financial institutions and payment processing firms, and $55,000 in certificates of deposit securing payment obligations.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
Certain account balances in the prior year may have been reclassified to permit meaningful comparison with the current year.

Concentrations
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At December 31, 2007 and 2006, the cash balances held at financial institutions in excess of federally insured limits.

One client, Demand Media, represented approximately 25% of the Company’s revenue for the year ended December 31, 2007 and 11% of the Company’s accounts receivable at December 31, 2007. For the year ended December 31, 2006, no client represented greater than 10% of our revenues. Accounts receivable from Google and Linkworth represented approximately 24% of the Company’s accounts receivable at December 31, 2006.

Accounts Receivable
Credit is generally extended based upon an evaluation of each customer's financial condition, with terms consistent in the industry and no collateral required. The Company determines an allowance for collectibility on a periodic basis. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible.

See reports of independent registered public accounting firms.

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

Deferred Revenue
Deferred revenue primarily represents payments received from customers as deposits in advance of the delivery of content, links or analytics under its TrafficBuilder program. In addition, a small remaining amount of the deferred revenue is associated with the ArticleInsider program. Deferred revenue results from payments received from customers as deposits in excess of revenue earned as content is delivered for the TrafficBuilder program and based on click-through activity (web site visitations) for ArticleInsider advertisements and will be recognized as traffic is delivered.

For the years ended December 31, 2007 and 2006, the Company recorded an expense related to chargebacks of $28,703 and $181,375, respectively. These chargebacks arise when monthly prepayments made, typically in electronic form, are rejected by the credit card processor. In limited situations, this can arise due to a dispute with the Company. In other situations, this arises when the client will no longer honor charges on this card. A provision has been recorded for estimated chargebacks at year-end.

Income Taxes
The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company also follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) which clarifies the accounting and reporting for uncertainties in income tax law have been included in the financial statements or tax returns.

See reports of independent registered public accounting firms.

The significant components of the provision for income tax expense for the years ended December 31, 2007 and 2006 were $6,083 and $18,585 respectively, for the state current provision. There was no state deferred provision or federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

The Company  adopted FASB issued Interpretation No. 48 (“Fin 48”) “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” on January 1, 2007, which was issued in July 2006 and clarifies the accounting for uncertain tax positions. Uncertain tax positions are recognized in the financial statements for positions which are considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the financial statements is based upon the largest amount of the tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes. The Company  implementation of Fin 48 did not have a material impact on the amount, reporting and disclosures of our fully reserved deferred tax assets resulting primarily from tax loss carryforwards.

Accounting for Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. As a result expenses were recorded during 2006 related to the acceleration of these option costs in accordance with the adoption of this provision.

On June 30, 2006, all of the stock option grants issued to employees prior to June 30, 2006 had exercise prices above the closing price at the end of the second quarter. The board of directors, in an effort to maintain employee retention, approved the acceleration of vesting of stock option grants and restricted stock grants in the amount of 1,428,403 shares and 1,042,240 share, respectively. Grants for all employees employed as of the closed of business on June 30, 2006 were accelerated as of June 30, 2006.  This resulted in a shre-based compensation expense of $1,041,029 associated with the acceleration of stock option grants and $718.790 associated with restricted stock gains. Both of these values are included in the total share-based compensation expense of $4,223,245 for the year ended December 31, 2006.

Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Consolidated Statement of Operations during the years ended December 31, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2006 and 2005, respectively, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

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

The Company attributes the value of share-based compensation to expense using the straight-line method. Share-based compensation expense related to stock options was recorded in the accompanying Statements of Operations as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Selling and marketing	$1,865	$194,267
General and administration	103,041	1,086,712
Discontinued Operations		33,451
Total share-based compensation expense for stock options	$104,906	$1,314,341

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2007 and 2006: expected life, five years following the grant date; stock volatility, 135.04% and 110.75%, respectively; risk-free interest rates of 3.45% and 4.57%, respectively; and no dividends during the expected term. As stock-based compensation expense recognized in the consolidated statements of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience of forfeited stock options as a percent of total options granted.

See reports of independent registered public accounting firms.

Recently Issued Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No.133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”(“SFAS No. 140”). SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to a beneficial interest that itself is a derivative instrument. SFAS No. 155 is effective for financial instruments acquired, issued, or subject to a remeasurement event for fiscal years beginning after September 15, 2006. The Company has reviewed this pronouncement and believes it does not have a material impact on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No.156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company has reviewed this pronouncement and believes it does not have a material impact on the Company's financial position, results of operations or cash flows.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Statement is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on The Company’s results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company has reviewed this pronouncement and believes it does not have a material impact on the Company's financial position, results of operations or cash flows.

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

See reports of independent registered public accounting firms.

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

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal 2009) and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management has reviewed this new standard and believes that it has no impact on the financial statements of the Company at this time; however, it may apply in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

See reports of independent registered public accounting firms.

3.	Property and Equipment

The property and equipment for the year ended December 31, 2007 and 2006 was:

	2007	2006
Computer equipment	$365,632	$355,794
Software	86,606	35,907
Website	53,425	-
Other equipment	42,918	42,918
Leasehold improvements	62,076	62,076
Furniture and fixtures	48,167	48,167
Total fixed assets	658,824	544,862
Less: Accumulated depreciation	(528,174)	(413,723)
Net property and equipment	$130,650	$131,139

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $118,535 and $167,220, respectively.

Property and equipment under capital leases was $90,348 at December 31, 2007 and 2006, respectively. Accumulated depreciation related to equipment under capital leases was $90,348 at December 31, 2007 and $77,142 at December 31, 2006.

4.	Equity Warrant Asset

The Company accounts for the equity warrant asset with net settlement terms to purchase preferred stock of Demand Media as a derivative in accordance with (SFAS 133) as this is a non-public security. Under the terms of the warrant, InfoSearch is entitled to purchase 125,000 shares of Series C Preferred Stock of Demand Media at an exercise price of $3.85 per share. Under the accounting treatment required by SFAS No. 133, equity warrant assets with net settlement terms are recorded at fair value and are classified as investments on the balance sheet.

The fair value of the Demand Media warrant is reviewed quarterly. We value the warrant using the Black-Scholes option pricing model, which incorporates the following material assumptions at December 31, 2007 and 2006:

•	Underlying asset value was estimated based on information available, including any information regarding subsequent rounds of funding or initial public offerings.

•
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, was based on indices similar in nature to the business in which Demand Media operates and yielded a volatility of 123.05% and 75.00%, respectively.

•	The risk-free interest rate was 4.7% and 3.45%, respectively.

•	Expected remaining life of 3.5 and 4.5 years, respectively, based on the contractual term of the warrant.

See reports of independent registered public accounting firms.

Changes from the grant date fair value of the equity warrant asset is recognized as increases or decreases to the equity warrant asset on the consolidated balance sheet and as net change in the fair value of warrants within the non-operating section of the consolidated statement of operations.

During the year ended December 31, 2007 and 2006, the grant date fair value of the equity warrant asset decreased by $196,788 and $0, respectively.

5.	Deferred Revenue

As of December 31, 2007 and December 31, 2006, the Company had deferred revenue of $526,868 and $454,741, respectively, all of which is classified as current. The Company allocates between the current portion and the long term portion based upon its historical experience and its estimate of click through activity over the succeeding 12 months.

6.	Income Taxes

The following table reconciles the Federal statutory rate of 35% to the Company’s effective tax rate:

	Year Ended December 31,
	2007	2006
Expected income tax (benefit)	$(430,166)	$(1,367,249)
State tax (benefit), net of Federal effect	1,600	1,056
Permanent differences	(31,722)	(31,722)
Increase in valuation allowance	285,824	1,268,058
Other	(180,547)	148,442
Actual Income tax	$6,083	$18,585

The components of the Company’s deferred tax asset at December 31, 2007 are as follows:

Net operating loss	$4,170,150	$3,772,813
Share-based compensation	637,434	597,634
Other	(42,055)	109,258
Valuation allowance	(4,765,528)	(4,479,705)
Deferred tax asset	$-	$-

As of December 31, 2007, the Company had Federal net operating losses totaling approximately $10,355,012, which will expire in 2025. The change in valuation analysis of the Federal deferred tax asset at December 31, 2007 was $285,824. As of December 31, 2007, the Company had California net operating losses totaling approximately $10,297,105, which will expire in between 2014 and 2017. The change in valuation analysis of the state deferred tax asset at December 31, 2006 was $336,509.

7.	Net Loss Per Share

Net loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. As of December 31, 2007 and December 31, 2006, 9,246,281 and 13,035,918 shares exercisable from stock options, restricted stock and warrants were excluded from the computation of net loss per share as their effect would be anti-dilutive.

See reports of independent registered public accounting firms.

8.	Stockholders’ Equity (Deficit)

The authorized capital stock currently consists of 200,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share, the rights and preferences of which may be established from time to time by the Company’s board of directors. As of December 31, 2007 and December 31, 2006, there were 52,493,592 and 51,491,197 shares of the Company’s common stock issued and outstanding, respectively, and options exercisable, warrants exercisable or restricted stock for 9,597,709 and 13,035,918 shares of common stock, respectively. No other securities, including without limitation any preferred stock, convertible securities, options, warrants, promissory notes or debentures are outstanding.

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

In connection with a private placement transaction on November 7, 2005 for which 8,359,375 shares of common stock was issued for total proceeds of $5.35 million, the investors received 4,179,686 warrants to purchase 4,179,686 shares of common stock. The warrants expire on November 7, 2010 and are exercisable at a price of $0.88 per share. These securities where offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The investors were “accredited investors” as that term is defined under Regulation D.

As required by the private placement transaction on November 7, 2005, since a registration statement was not declared effective by the SEC within the timeframe set forth in the Registration Rights Agreement, the Company was required to pay liquidated damages and related interest of $509,904 during the year ended December 31, 2006. On August 22, 2006, the investors agreed to accept 4,306,613 shares of the Company’s common stock in exchange for extinguishment of this liability. The number of shares issued in exchange for the liquidated damages was determined based on a discount to the average of the Company’s stock price for the five days preceding the first issuance date, which is the date three days following receipt of the minimum two-thirds majority necessary to amend the Registration Rights Agreement. These shares were issued to the investors on October 4, 2006, and are recorded as equity as of December 31, 2006. The interest expense associated with the liquidated damages was $7,507.

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

See reports of independent registered public accounting firms.

The fair value of the warrants at the date of issuance was recorded as a warrant liability on the consolidated balance sheet and the change in fair value at each reporting date is included in net change in fair value of warrants within the non-operating section of the consolidated statement of operations. The value of the warrants on December 31, 2007 and 2006 was $309,567 and $485,138, respectively. In addition, the fair value decreased from December 31, 2006 through December 31, 2007 by $175,571. The change in fair value was calculated by using the Black-Scholes pricing model with the following assumptions at December 31, 2007 and 2006: expected life, 34 and 46 months, respectively; stock volatility, 135.04% and 110.12%, respectively; risk-free interest rate of 3.45% and 4.6%, respectively; and no dividends during the expected term.

On July 6, 2006, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”), with Gemini Partners, Inc. (“Gemini”), pursuant to which the Company issued to Gemini a Common Stock Purchase Warrant immediately exercisable into 300,000 shares of the Company’s common stock at a price of $0.01 per share. Such warrant expires on January 1, 2010. Pursuant to the Settlement Agreement, Gemini agreed to cancel its existing warrant to purchase 300,000 shares of our common stock at a purchase price of $1.00 per share. The Company has performed an EITF 00-19 analysis of the warrants issued pursuant to the Settlement Agreement and determined that they will be accounted for as equity. The fair value of the warrant was calculated as of July 6, 2006 using the Black-Scholes pricing model with the following assumptions: expected life of 54 months following the grant date; stock volatility of 104.13%; risk-free interest rate of 5.2%; and no dividends during the expected term. The fair value of the warrant was determined to be $68,752.  The warrant was offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering. During the year ended December 31, 2007, these warrants were exercised in full.

On July 6, 2006, the Company entered into a GP Group Consulting Agreement (the “Consulting Agreement”) with GP Group, LLC (“GP Group”), pursuant to which it issued to GP Group a Common Stock Purchase Warrant on August 6, 2006, September 6, 2006 and October 6, 2006, each such warrant immediately exercisable into 20,000 shares of the Company’s common stock at a price of $0.01 per share. Each such warrant expires on January 1, 2010.   The Company has performed an EITF 00-19 analysis of the warrants issued pursuant to the Consulting Agreement and determined that they will be accounted for as equity. The fair values of the warrants were calculated as of each respective issuance dates using the Black-Scholes pricing model with the following assumptions: expected life of 46, 45, and 44 months following the grant dates; stock volatility~~,~~ of 104.12%, 106.98%, and 109.50%; risk-free interest rates of 4.88%, 4.76% and 4.66%; and no dividends during the expected term, for warrants issued August 6, September 6, and October 6, 2006, respectively. The fair values of the three warrants were determined to be $4,165, $2,804 and $2,611, respectively. The Consulting Agreement was terminated effective October 24, 2006. The warrants were offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering. During the year ended December 31, 2007, these warrants were exercised in full.

In conjunction with the Asset Purchase Agreement the Company entered into on October 3, 2006 to sell substantially all of the assets of Answerbag to Demand Media, Demand received a five year warrant to purchase 5,000,000 shares of the Company's common stock at a purchase price of $0.158 per share that expires on October 3, 2011. The exercise price of the warrant was determined by calculating the average of the closing price of the Company’s common stock from the average of the ten day period from September 11, 2006 to September 22, 2006, and the average of the ten day period from October 4, 2006 to October 17, 2006. In accordance with EITF 00-19, the warrant will be treated as a liability because of the requirement to maintain an effective registration statement for a period of two years. The fair value of the warrant was calculated as of October 4, 2006 using the Black-Scholes pricing model with the following assumptions: expected life of 60 months following the grant date; stock volatility, 109.79%; risk-free interest rates of 4.50%; and no dividends during the expected term. The fair value of the warrant was determined to be $598,836 and appears on the balance sheet as Fair Value of Warrant Liability along with the warrants issued pursuant to the private placement transaction closed in November 2005. As of December 31, 2007 and 2006, the fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: expected life of 45 and 57 months, respectively; stock volatility of 135.04% and 110.12%, respectively; risk-free interest rates of 3.45% and 4.71%, respectively; and no dividends during the expected term. As of December 31, 2007 and 2006, the fair value of the warrant was determined to be $658,084 and $911,077, respectively, resulting in a decrease of the fair value of the warrant issued to Demand Media of $252,993. The warrant was offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

See reports of independent registered public accounting firms.

During 2006, the Company issued 4,510,411 shares of restricted common stock to members of the Company’s board of directors and certain officers. The Company incurred $2,894,423 in non-cash equity compensation expenses associated with these grants, of which $2,849,423 was included in general and administrative expense and $45,000 was included in discontinued operations. The Company issued 46,025 shares of common stock to certain employees as part of incentive or severance programs, incurring $14,480 in non-cash equity compensation expenses.

Preferred Stock
The board of directors is authorized, without further stockholder approval, to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. These shares may have rights senior to the common stock. At December 31, 2007 and 2006, the Company had no shares of preferred stock outstanding.

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

See reports of independent registered public accounting firms.

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

A summary of the Company’s stock option activity is as follows:

	# of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	3,151,619		$0.58
Granted	3,427,150		$0.18
Exercised	-	$
Cancelled / Forfeited	2,681,619		$0.63
Outstanding as of December 31, 2007	3,897,150		$0.18	9.11	$157,361
Exercisable as of December 31, 2007	1,321,672		$0.22	8.97	$81,554-
Expected to vest in future years	2,575,478		$0.17	9.25	$75,807-

The weighted average grant date fair value of options granted during the year ended December 31, 2007 and December 31, 2006, respectively, was $0.18 and $0.22. The intrinsic value of options exercised during the year ended December 31, 2006 was $2,888.

Additional information regarding options outstanding at December 31, 2007 is as follows:

	Options outstanding			Options exercisable
Exercise prices	Number of shares	Weighted average remaining contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.14	1,010,000	9.44	$0.14	169,793	$0.14
$0.15	210,000	9.84	$0.15	-	$0.15
$0.17	345,000	8.94	$0.17	330,000	$0.17
$0.19	440,000	9.16	$0.19	94,821	$0.19
$0.20	1,772,150	9.03	$0.20	631,434	$0.20
$0.22	17,500	8.57	$0.22	8,750	$0.22
$0.23	15,000	8.77	$0.23	4,374	$0.23
$0.39	10,000	8.26	$0.39	10,000	$0.39
$0.41	5,000	8.35	$0.41	5,000	$0.41
$0.78	50,000	7.84	$0.78	50,000	$0.78
$0.81	22,500	6.09	$0.81	17,500	$0.81
Total Options	3,897,150	9.11	$0.18	1,321,672	$0.22

See reports of independent registered public accounting firms.

Subject to Section 14 of the InfoSearch Media, Inc. 2004 Stock Option Plan (the “Plan”) as amended, there shall be reserved for issuance under the Plan an aggregate of 10,450,000 shares of Common Stock. At December 31, 2007, 6,552,850 shares were available for future grants under the Company's Stock Option Plan (remaining balance reflects issuance of restricted stock).

As of December 31, 2007, the total compensation related to non-vested option awards yet to be expensed was $351,190 to be recognized over a weighted average period of 3.54 years.

As of December 31, 2007, we had 5,700,559 shares of restricted stock grants outstanding to employees and directors of the Company.

A summary of the Company’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non Vested Shares as of January 1, 2007	642,857	$0.14
Granted	100,000	0.16
Forfeited	-	0.00
Vested	742,857	0.14
Non Vested Shares as of December 31, 2007	0	0.00

10.	Related Party Transactions

At December 31, 2007 and December 31, 2006, accounts receivable from related parties was $0 and $50,732, respectively, including amounts due from George Lichter, Chief Executive Officer, of $0 and $19,338, respectively, and amounts due from David Warthen, Chief Technology Officer until June 2007, of $12,530 and $31,394, to repay the Company for income taxes paid on behalf of each individual. Mr. Lichter paid the full amount to the Company in January 2007 and Mr. Warthen paid $18,864 to the Company in March 2007.

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

See reports of independent registered public accounting firms.

11.	Commitments and Contingencies

The Company has entered into a non-cancelable operating lease for facilities originally through May 31, 2009 but which has an early termination provision effective July 31, 2008 which has been exercised. Rental expense was $229,073 and $193,360 for years ended December 31, 2007 and 2006, respectively. At December 31, 2007, the future minimum lease payments for the years ending December 31 are as follows:

2008	130,750
Total Minimum Lease Payments	$130,750

The Company had capital leases for equipment that ended in 2006. The leases were for 24 and 36 months and contained bargain purchase provisions so that the Company could purchase the equipment at the end of each lease. The capitalized lease payments for the years ended December 31, 2007 and 2006 were $17,621 and $39,949, respectively. Total interest expense for the years ended December 31, 2007 and 2006 was $1,165 and $5,793, respectively.

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

See reports of independent registered public accounting firms.

On May 1, 2007, the Company, entered into a Second Amendment to Employment Agreement (the “Second Amendment”) with George Lichter, the Company's Chief Executive Officer and a director of the Company. The Second Amendment, effective as of January 12, 2007, amends Mr. Lichter's Employment Agreement dated January 4, 2006 and effective as of August 23, 2005, as amended by the Amendment to Employment Agreement, effective as of July 1, 2006 (as amended by the Amendment to Employment Agreement, the “Employment Agreement”) and among other things, that Mr. Lichter is eligible to receive a quarterly bonus in an amount not to exceed 25% of his then current base salary for each calendar quarter (or a pro-rata portion of such bonus in the case of a period of less than three months) within the board of directors' sole discretion and also revises the definition of a “Change of Control” so that a change of ownership in the outstanding voting securities of the Company constituting a “Change of Control” is determined based on the outstanding voting securities owned collectively by the common stockholders and warrant holders of the Company as of January 12, 2007, rather than August 23, 2005 as provided for in the Employment Agreement prior to the Second Amendment.

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

We entered into an executive employment agreement with Frank Knuettel II, dated March 8, 2005 (the “Knuettel Employment Agreement”). The Knuettel Employment Agreement provides for an initial annual base salary of $175,000, provided that if Mr. Knuettel remains in the employment of the Company in the month following the second consecutive quarter that the Company is profitable on a GAAP basis, his annual base salary will be increased to $185,000. The Knuettel Employment Agreement further provides for a potential target bonus equal to 30% of his then current annual base salary, contingent on the Company’s achieving revenue and operating income goals and Mr. Knuettel’s attaining individual goals established by the board of directors. Under the Knuettel Employment Agreement, Mr. Knuettel received options to purchase up to 262,500 shares of our common stock at an exercise price of $0.76 per share pursuant to the Stock Option Plan, which vest over a four-year period. Additionally, Mr. Knuettel received an award of 352,500 restricted shares of our common stock, which also vest over a four-year period of his employment with the Company. Mr. Knuettel was also subsequently granted an additional stock award representing 167,500 shares, under which 25% of the shares vested on January 4, 2006, 12.5% of the shares vested on July 7, 2006 and the remaining shares will vest over three years in equal, monthly installments, ending on January 4, 2009. Mr. Knuettel was granted an additional option award representing 82,500 shares, under which 25% of the shares vested on January 4, 2006, 12.5% of the shares vested on July 7, 2006 and the remaining shares will vest over three years in equal, monthly installments, ending on January 4, 2009. Pursuant to the decision by the board of directors to accelerate the vesting of outstanding options and shares of restricted stock, all of these options and shares of restricted stock became fully exercisable as of June 30, 2006. Mr. Frank Knuettel, II, resigned as Chief Financial Officer of the Company effective June 15, 2007. Thereafter Mr. Knuettel was party to a consulting agreement whereby he provided certain ongoing services to the Company through September 15, 2007 for which he received cash compensation as well as 100,000 shares of restricted stock which have fully vested in three essentially equal monthly installments through September 15, 2007.

See reports of independent registered public accounting firms.

We made an offer of employment, which was accepted and may be deemed an employment agreement, to Robert Myers, our Vice President of Production on January 8, 2008 (the “Myers Employment Agreement”). The Myers Employment Agreement does not have a termination date and sets forth the following terms and conditions: During the Term, the Company shall pay, and the Executive agrees to accept, in consideration for the Executive’s services hereunder, pro rata semi-monthly payments of the annual salary of $140,000.00, less all applicable taxes and other appropriate deductions. The Executive’s base salary will be subject to further adjustment pursuant to the Company’s employee compensation policies in effect from time to time. The Executive shall be entitled to a potential target bonus of thirty-five percent (35%) of Executive’s annual base salary. Subject to the Board’s consent, the Company shall issue to the Executive an option to acquire 250,000 shares of the Company’s common stock (the “Common Stock”) pursuant to the Company’s 2004 Stock Option Plan, as amended on December 12, 2006 (the “Plan”). The exercise price of the option to be granted pursuant to this paragraph 9(a) shall be equal to the fair market value per share of the Common Stock as determined by the closing price on the date of the grant. Such grant shall be evidenced by and subject to the terms and conditions of an option agreement in a form substantially similar to that attached hereto as Exhibit A. The vesting period of the grant shall be four years, with vesting commencing on the Effective Date. One-eighth of the shares shall vest on the six month anniversary of the Effective Date with the balance of the shares vesting in equal monthly installments over the following forty-two months. On each of the first two anniversaries of the Effective Date, subject to determination of merit during an annual performance review and Board’s consent, and provided that Executive continues to be employed by the Company on each of the anniversary dates, Executive shall be entitled to an additional grant of 62,500 shares on each anniversary.

At any time during the Term, the Company may terminate this Agreement and the Executive’s employment hereunder for Cause. For purposes of this Agreement, “Cause” shall mean: (a) the willful and continued failure of the Executive to perform substantially his duties and responsibilities for the Company (other than any such failure resulting from a Disability) after a written demand by the Board for substantial performance is delivered to the Executive by the Company, which specifically identifies the manner in which the Board believes that the Executive has not substantially performed his duties and responsibilities, which willful and continued failure is not cured by the Executive within thirty (30) days of his receipt of such written demand; (b) the conviction of, or plea of guilty or nolo contendere to a felony, after the exhaustion of all available appeals; or (c) fraud, dishonesty, competition with the Company, unauthorized use of any of the Company’s or any of its subsidiary’s trade secrets or confidential information, or gross misconduct which is materially and demonstratively injurious to the Company. Termination under [for cause] shall not be subject to cure. Termination of the Executive for Cause pursuant to [subsection (a) ] shall be made by delivery to the Executive of a copy of the written demand referred to in [subsection (a), or pursuant to [subsection] (b) or (c) by delivery to the Executive of a written notice from the Board, either of which shall specify the basis of such termination, the conduct justifying such termination, and the particulars thereof and finding that in the reasonable judgment of the Board, the conduct set forth in [subsection] (a), [subsection] (b) or [subsection] (c), as applicable, has occurred and that such occurrence warrants the Executive’s termination of employment. Upon receipt of such demand or notice, the Executive, shall be entitled to appear before the Board for the purpose of demonstrating that Cause for termination does not exist or that the circumstances which may have constituted Cause have been cured in accordance with the provisions of [subsection] (a). No termination shall be final until the Board has reached a determination regarding “Cause” following such appearance. Upon termination of this Agreement for Cause, the Company shall have no further obligations or liability to the Executive or his heirs, administrators or executors with respect to compensation and benefits thereafter, except for the obligation to pay the Executive any earned but unpaid base salary. The Company shall deduct, from all payments made hereunder, all applicable taxes, including income tax, FICA and FUTA, and other appropriate deductions.

See reports of independent registered public accounting firms.

At any time during the Term, the either Party shall be entitled to terminate this Agreement and the Executive’s employment with the Company without cause. If the Executive terminates this Agreement, the Executive shall provide prior written notice of at least 30 days to the Company. Upon termination of this Agreement and the Executive’s employment with the Company pursuant to this paragraph 10(d)(i) by the Company, the Company shall have no further obligations to the Executive or his heirs, administrators or executors with respect to compensation and benefits thereafter, except for the obligation to pay to the Executive any earned but unpaid base salary, any unpaid expenses and base salary and acceleration of stock option vesting according to the following schedule: If the Company terminates this Agreement between January 8, 2007 and January 7, 2008, Executive will receive base salary for three (3) months after the date of termination and will forward vest an additional three (3) months after the date of termination. If the Company terminates this Agreement between January 8, 2008 and January 7, 2009, Executive will receive base salary for four (4) months after the date of termination and will forward vest an additional four (4) months after the date of termination. If the Company terminates this Agreement between January 8, 2009 and January 7, 2010, Executive will receive base salary for five (5) months after the date of termination and will forward vest an additional five (5) months after the date of termination. If the Company terminates this Agreement between January 8, 2010 and January 7, 2011, Executive will receive base salary for six (6) months after the date of termination and will forward vest an additional six (6) months after the date of termination. Under no circumstances shall the salary continuation or the forward vesting exceed six (6) months, regardless of length of service. The Company shall deduct, from all payments made hereunder, all applicable taxes, including income tax, FICA and FUTA, and other appropriate deductions. The amounts described in paragraph 10(d)(i) shall be paid to the Executive in the same manner as they would have been paid, in accordance with the provisions of paragraph 5(a), had the Executive remained employed by the Company.

We made an offer of employment, which was accepted and may be deemed an employment agreement, to Heather Gore, our Vice President of Marketing on January 2, 2008 (the “Gore Employment Agreement”). The Gore Employment Agreement does not have a termination date and provides for the following terms and conditions: to provide Ms. Gore with an annual salary of $130,000 ($5,416.66 per pay period) less payroll deductions and all required withholdings; a bonus plan - 35% of base pay, paid out quarterly, with metrics objectives developed and mutually agreed upon within the first 90 days of her employment. No bonus will be payable until such time as the metrics objectives are identified and agreed upon. Upon the commencement of Ms. Gore’s employment and subject to Board approval, the Company will grant her an option to purchase 125,000 shares of the Company’s Common Stock (the “Option”) at an exercise price equal to the fair market value on the date of grant. The Option shall be subject to the vesting restrictions and all other terms of the Company’s current Stock Option Plan and your Stock Option Agreement. However, we will propose to the Board that her initial cliff vesting period be reduced from twelve (12) months to six (6) months. Ms. Gore’s regular place of employment will be Austin, Texas. However, she will also work out of the Los Angeles area office at least one week per month. Reasonable travel expenses will be reimbursed to her according to the company’s travel and expense reimbursement policies. Ms. Gore’s employment with the company is “at-will.” The terms of her employment with the Company; however, does not constitute an employment contract for a specified duration. Ms. Gore’s employment may be terminated with our without cause or notice at any time, at the option of either her or the Company. Ms. Gore has executed the Company’s Employee Proprietary Information and Inventions Agreement, Insider Trading Agreement.

We made an offer of employment, which was accepted and may be deemed an employment agreement, to David Warthen, our Chief Technology Officer on June 11, 2006 (the “Warthen Employment Agreement”). The Warthen Employment Agreement does not have a termination date. Mr. Warthen also currently serves as the Chief Executive Officer of Eye Games, Inc., a developer of web-cam, interactive video games. We do not have any relationship with Eye Games, Inc., and we have never been a party to any transaction or agreement with Eye Games, Inc. The Warthen Employment Agreement provides for an initial annual base salary of $180,000, which shall be paid in cash or shares of InfoSearch common stock issued, at the Company’s option. The Company has the right to pay Mr. Warthen in cash or stock for the first year of his employment, which began on July 1, 2006. The Company elected to pay Mr. Warthen with stock for the first year and Mr. Warthen is receiving his base salary in the form of common stock, which amounts to 107,143 shares per month, or portion thereof, for a total of 1,285,714 shares through the one year anniversary date of his employment with the Company. The number of shares was determined based on the fair market value of the Company’s common stock on September 30, 2006. Through March 31, 2007, Mr. Warthen earned 964,286 shares of our common stock. Under the Warthen Employment Agreement, Mr. Warthen received options to purchase up to 400,000 share of our common stock pursuant to the Stock Option Plan, which shall vest in equal monthly installments over three years. Mr. Warthen’s employment with InfoSearch was on an “at will” basis, and Mr. Warthen resigned as of June 2007.

See reports of independent registered public accounting firms.

12.	Answerbag

Acquisition of Answerbag

On February 22, 2006, InfoSearch entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement") with Answerbag, Inc., a privately held California corporation ("Answerbag") and Apollo Acquisition Corp., a California corporation and a wholly-owned subsidiary of InfoSearch ("Merger Sub"). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Answerbag, with Answerbag surviving as a wholly-owned subsidiary of InfoSearch (the "Answerbag Merger"). The proforma results of operations for the current period and a comparable prior period as though the acquisition of Answerbag had been completed at the beginning of the periods is not presented since the results of operations of Answerbag for those periods is not material.

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

See reports of independent registered public accounting firms.

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

The board of directors approved the sale of substantially all of the assets of Answerbag on September 30, 2006. On October 3, 2006, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to sell substantially all of the assets of Answerbag to Demand Answers, Inc. and its parent, Demand Media. In conjunction with the agreement, Demand Media received a five year warrant to purchase 5,000,000 shares of the Company's common stock at a purchase price of $0.158 per share that expires on October 3, 2011 (refer to Note 8). Pursuant to the Asset Purchase Agreement, Demand Media also received the right to appoint one member to the board of directors of the Company, which they have not exercised.

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

13.	Other Income

The company entered into a Settlement Agreement dated as of December 11, 2007, with McGuire Woods LLP with respect to claims asserted by the Company arising from acts or omissions by Mr. Louis Zehil, a former partner of McGuire Woods LLP and the Company’s former corporate secretary including transactions in Company securities by an affiliate of Mr. Zehil. The Settlement Agreement provides for: (1) a cash payment to the Company of $450,000 by McGuire Woods LLP which has been received by the Company, and (2) the mutual release of certain claims by the Company and McGuire Woods LLP. The proceeds of this settlement less certain legal fees associated with the investigation have been displayed as Other Income to differentiate them from recurring Operating Results.

See reports of independent registered public accounting firms.

14.	Subsequent Events

On January 2, 2008, the Company dismissed Singer Lewak Greenbaum & Goldstein, LLP ("SLGG") as its independent registered public accounting firm. The decision to change independent registered public accounting firms was approved by the Company’s Audit Committee. SLGG's reports on the Company's financial statements for the last two fiscal years ended December 31, 2006 (collectively, the "Prior Fiscal Years"), did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements ("Disagreements") between the Company and SLGG during either (i) the Prior Fiscal Years, or (ii) the period January 1, 2007 through January 2, 2008 (the "Current Fiscal Year") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which Disagreement, if not resolved to the satisfaction of SLGG, would have caused SLGG to make reference to the subject matter of the Disagreement in connection with its reports. There were no reportable events as defined under Item 304(a)(1) of Regulation S-B, during either (i) the Prior Fiscal Years or (ii) the Current Fiscal Year. This was originally disclosed on Form 8-K on January 7, 2008 as amended by Form 8-K/A on January 23, 2008.

On January 23, 2008, Claudio Pinkus, Chairman of the Board of Directors of InfoSearch Media, Inc., a Delaware corporation (the “Company” or “Registrant”), informed the Company that he was resigning as Chairman and as a director effective as of January 23, 2008, for personal reasons, as originally disclosed in Form 8-K filed on January 29, 2008.

On March 7, 2008, Bob Myers, Vice President, Production was terminated.

On March 10, 2008, Heather Gore, Vice President, Marketing resigned effective immediately but entered into a consulting agreement to provide the Company with certain ongoing marketing services.

The Company’s contract with its largest single client, Demand Media, Inc. expired as of March 31, 2008, and on April 9, 2008 the Company entered into a new contract to provide similar content to Demand Media, Inc. in support of the one of its high profile web properties - although discussed earlier in this report the business levels and terms are not as advantageous to the Company as the previous contract.

See reports of independent registered public accounting firms.