Form 10KSB/A
period 2007-12-31
InfoSearch Media, Inc.
filed 2008-04-16
CIK 1164327

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

Item 2. Description of Property.

The Company's corporate headquarters are located in Marina Del Rey, California. The Company has entered into a non-cancellable operating lease for facilities originally through May 31, 2008 but which has an early termination provision effective July 31, 2008 which has been exercised. The Company has monthly payments of $17,980 from June 1, 2006 through May 31, 2007, $18,520 from June 1, 2007 through May 31, 2008 and $19,075 from June 1, 2008 through July 31, 2008.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

On February 28, 2007, the SEC commenced an enforcement action against Mr. Louis Zehil, a partner of our former external legal counsel, McGuireWoods LLP, and our former corporate secretary, alleging that he had engaged in a fraudulent scheme to obtain and sell to the investing public shares of securities in several other companies in violation of the antifraud and registration provisions of the federal securities laws. The SEC enforcement proceeding does not include allegations with respect to our securities; however, we commenced a review into possible unauthorized trading in our common stock facilitated by Mr. Zehil. In the fourth quarter of 2007 we reached a settlement with McGuireWoods LLP related to their involvement in these activities. We cannot predict the outcome of this investigation as it is still ongoing or whether the investigation and/or any potential proceedings resulting from this conduct might have a material adverse impact on the Company.

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

The closing bid price of our common stock on April 11, 2008 was $0.06. As of April 11, 2008, the Company had approximately 59 shareholders of record.

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

The fair value of the Demand Media warrant is reviewed quarterly. We value the warrant using the Black-Scholes option pricing model, which incorporates the following material assumptions as of December 31, 2007:

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

The valuation of the Demand Media warrant for the year ended December 31, 2006 is as follows:

•	Underlying asset value was estimated based on information available, including any information regarding subsequent rounds of funding or initial public offerings.

•
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, was based on indices similar in nature to the business in which Demand Media operates and yielded a volatility of 75.0%.

•	The risk-free interest rate was 4.7%.

•	Expected life of five years based on the contractual terms of the warrant.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No.133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”(“SFAS No. 140”). SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to a beneficial interest that itself is a derivative instrument. SFAS No. 155 is effective for financial instruments acquired, issued, or subject to a remeasurement event for fiscal years beginning after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the Company's results of operations and financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No.156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.  The adoption of SFAS 156 did not have a material impact on the Company's results of operations and financial position.

In July 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Statement is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s results of operations and financial position.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, specifies the acceptable methods for determining fair value, and expands disclosure requirements regarding fair value measurements. SFAS No. 157 is effective beginning January 1, 2008. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain times, including assets and liabilities measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. We are still required to adopt the provisions of SFAS No. 157 in 2008 as it related to certain other items, including those within the scope of SFAS No. 107, Disclosure about Fair Value of Financial Instrument, and financial and nonfinancial derivatives within the scope of SFAS No. 133. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods - Expected Term (“SAB 110”). According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. We will adopt SAB 110 effective January 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2007.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, managment concluded that the company's internal control over financial reporting was effective as of December 31, 2007. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2007.

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

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

The following tables summarize the annual compensation paid and options granted for the two years ended December 31, 2007 and 2006 to the Company’s Chief Executive Officer and other executive officers whose total annual salary and bonus for 2007 or 2006 exceeded $100,000:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compensation ($) (g)	Non- Qualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)	Total ($) (j)
George Lichter (1)	2007	250,000	139,255	0	772,150	0	0	7,200	0
Chief Executive Officer	2006	200,000	359,501	1,111,512	1,302,850	0	0	9,600	1,713,113

Scott Brogi (2)	2007	108,958	0	0	1,000,000	0	0	0	0
Chief Financial Officer	2006	0	0	0	0	0	0	0	0

Frank Knuettel II (3)	2007	191,339	0	0	0	0	0	0	0
Chief Financial Officer	2006	182,917	138,236	318,731	274,651	0	0	0	814,535

Bob Myers (4)	2007	137,397	0	0	250,000	0	0	0	0
Vice President, Production	2006	0	0	0	0	0	0	0	0

Heather Gore (5)	2007	141,059	0	0	125,000	0	0	0	0
Vice President, Marketing	2006	0	0	0	0	0	0	0	0

David Warthen (6)	2007	0	0	0	0	0	0	0	0
Vice President and Chief Technology Officer	2006	14,750	0	90,000	400,000	0	0	0	112,083

(1) Mr. Lichter was hired as our Chief Executive Officer as of August 2005 and entered into an employment agreement on January 4, 2006. All Other Compensation for Mr. Lichter is comprised of a car allowance.

(2) Mr. Brogi was hired as our Chief Financial Officer as of June 2007.

(3) Mr. Myers was hired as our Vice President, Production as of January 2007. On March 7, 2008, Mr. Myers was terminated.

(4) Ms. Gore was hired as our Vice President, Marketing as of January 2007. On March 10, 2008, Heather Gore resigned effectively but entered into a consulting agreement.

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

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

	Option awards					Stock awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares or Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
George Lichter CEO (1)	325,000	0	0	0.17	12/10/2016	0	0	0	0
	447,150	0	0	0.20	1/12/2017	0	0	0	0
	184,283	1,140,717	0	0.20	1/12/2017	0	0	0	0

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

Plan category	Number of securities to be issued on exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	3,897,150	$0.18	6,552,850
Equity compensation plans not approved by security holders	772,150	$0.20	0
Total	3,897,150	$0.18	6,552,850

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

Item 13. Exhibits

(a)  The following exhibits are to be filed as part of this report:

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
2.1	Agreement and Plan of Merger and Reorganization dated as of December 30, 2004 among Trafficlogic, Inc., MAC Worldwide, Inc. and Trafficlogic Acquisition Corp.	Exhibit 2.1 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

2.2	Split Off Agreement dated December 30, 2004 among MAC Worldwide, Inc., Vincenzo Cavallo, Anthony Cavallo, Mimi & Coco, Inc. and Trafficlogic, Inc.	Exhibit 2.2 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.1.1	Certificate of Incorporation	Exhibit 3.1 to Company’s Form SB-2 filed on July 31, 2002, File Number 333-97385)

3.1.2	Certificate of Amendment to Certificate of Incorporation of MAC Worldwide, Inc.	Exhibit 3.1.2 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.1.3	Certificate of Amendment to Certificate of Incorporation of MAC Worldwide, Inc.	Exhibit 3.1.3 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.2	Amended and Restated Bylaws	Exhibit 3.3 to Company’s Form SB-2/A filed on March 23, 2006, File Number 333-130173

4.1	Specimen stock certificate representing the Company’s common stock	Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2 filed on July 31, 2002 (Registration No. 333-97385)

4.2	Form of Warrant issued in connection with the Securities Purchase Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 4.1 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

4.3	Form of Warrants issued to Demand Media, Inc.	Exhibit 4.1 to InfoSearch's Current Report on Form 8-K filed on October 6, 2006, File No. 333-97385

4.4	Common Stock Purchase Warrant issued to Gemini Partners, Inc. on July 6, 2006

4.5	Form of Common Stock Purchase Warrants issued to GP Group LLC on August 6, 2006, September 6, 2006 and October 6, 2006

10.4	Stock Option Plan (1)	Exhibit 10.5 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.5	Subscription Agreement	Exhibit 10.6 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.6	Employment Agreement dated March 8, 2005 between InfoSearch and Frank Knuettel II (1)	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on March 14, 2005 File No. 333-97385

10.7	Employment Agreement dated August 23, 2005 between InfoSearch Media, Inc. and George Lichter (1)	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on August 26, 2005 File No. 333-97385

10.9	Securities Purchase Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

10.10	Registration Rights Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 10.2 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

10.11	Agreement and Plan of Merger and Reorganization among InfoSearch, Apollo Acquisition Corp., Answerbag and Joel Downs, Sunny Walia and Richard Gazan dated as of February 21, 2006	Exhibit 2.1 to InfoSearch’s Current Report on Form 8-K filed on February 27, 2006 File No. 333-97385

10.12	Employment Agreement dated March 14, 2006 between InfoSearch and Edan Portaro (1)	Exhibit 10.18 to InfoSearch’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

10.13	Consulting Agreement dated August 23, 2005 between InfoSearch and Claudio Pinkus (1)	Exhibit 10.19 to InfoSearch’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

10.14	Asset Purchase Agreement	Exhibit 10.21 to InfoSearch’s Current Report on Form 8-K filed on October 6, 2006 File No. 333-97385

10.15	Amendment, dated as of November 3, 2006, to Employment Agreement, dated as of January 4, 2006, between InfoSearch and George Lichter (1)	Exhibit 10.22 to InfoSearch’s Current Report on Form 8-K filed on November 6, 2006 File No. 333-97385

10.17	Form of Indemnity Agreement	Exhibit 10.4 to InfoSearch's Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.18	Employment Agreement dated June 11, 2006 between InfoSearch and David Warthen (1)

10.19	Form of Incentive Stock Option Agreement under the MAC Worldwide, Inc. 2004 Stock Option Plan, as amended (1)

10.20	Form of Restricted Stock Agreement under the MAC Worldwide, Inc. 2004 Stock Option Plan, as amended (1)

14	Code of Ethics	Exhibit 14 to Company’s Annual Report on Form 10-KSB filed on April 15, 2005 File No. 333-97385

21	List of Subsidiaries	Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

23.1*	Consent of Rose, Snyder & Jacobs.

23.2*	Consent of Singer Lewak Greenbaum & Goldstein LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

/s/ Scott Brogi
By: Scott Brogi
Its: Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: April 15, 2008

/s/ John LaValle
By: John LaValle
Its: Director
Date: April 15, 2008

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to Filings Indicated
2.1	Agreement and Plan of Merger and Reorganization dated as of December 30, 2004 among Trafficlogic, Inc., MAC Worldwide, Inc. and Trafficlogic Acquisition Corp.	Exhibit 2.1 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

2.2	Split Off Agreement dated December 30, 2004 among MAC Worldwide, Inc., Vincenzo Cavallo, Anthony Cavallo, Mimi & Coco, Inc. and Trafficlogic, Inc.	Exhibit 2.2 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.1.1	Certificate of Incorporation	Exhibit 3.1 to Company’s Form SB-2 filed on July 31, 2002, File Number 333-97385)

3.1.2	Certificate of Amendment to Certificate of Incorporation of MAC Worldwide, Inc.	Exhibit 3.1.2 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.1.3	Certificate of Amendment to Certificate of Incorporation of MAC Worldwide, Inc.	Exhibit 3.1.3 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

3.2	Amended and Restated Bylaws	Exhibit 3.3 to Company’s Form SB-2/A filed on March 23, 2006, File Number 333-130173

4.1	Specimen stock certificate representing the Company’s common stock	Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2 filed on July 31, 2002 (Registration No. 333-97385)

4.2	Form of Warrant issued in connection with the Securities Purchase Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 4.1 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

4.3	Form of Warrants issued to Demand Media, Inc.	Exhibit 4.1 to InfoSearch's Current Report on Form 8-K filed on October 6, 2006, File No. 333-97385

4.4	Common Stock Purchase Warrant issued to Gemini Partners, Inc. on July 6, 2006

4.5	Form of Common Stock Purchase Warrants issued to GP Group LLC on August 6, 2006, September 6, 2006 and October 6, 2006

10.4	Stock Option Plan (1)	Exhibit 10.5 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.5	Subscription Agreement	Exhibit 10.6 to Company’s Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.6	Employment Agreement dated March 8, 2005 between InfoSearch and Frank Knuettel II (1)	Exhibit 10.1 to Company’s Current Report on Form 8-K filed on March 14, 2005 File No. 333-97385

10.7	Employment Agreement dated August 23, 2005 between InfoSearch Media, Inc. and George Lichter (1)	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on August 26, 2005 File No. 333-97385

10.9	Securities Purchase Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 10.1 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

10.10	Registration Rights Agreement dated November 2, 2005 between InfoSearch and the signatory Investors thereto	Exhibit 10.2 to InfoSearch’s Current Report on Form 8-K filed on November 7, 2005 File No. 333-97385

10.11	Agreement and Plan of Merger and Reorganization among InfoSearch, Apollo Acquisition Corp., Answerbag and Joel Downs, Sunny Walia and Richard Gazan dated as of February 21, 2006	Exhibit 2.1 to InfoSearch’s Current Report on Form 8-K filed on February 27, 2006 File No. 333-97385

10.12	Employment Agreement dated March 14, 2006 between InfoSearch and Edan Portaro (1)	Exhibit 10.18 to InfoSearch’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

10.13	Consulting Agreement dated August 23, 2005 between InfoSearch and Claudio Pinkus (1)	Exhibit 10.19 to InfoSearch’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

10.14	Asset Purchase Agreement	Exhibit 10.21 to InfoSearch’s Current Report on Form 8-K filed on October 6, 2006 File No. 333-97385

10.15	Amendment, dated as of November 3, 2006, to Employment Agreement, dated as of January 4, 2006, between InfoSearch and George Lichter (1)	Exhibit 10.22 to InfoSearch’s Current Report on Form 8-K filed on November 6, 2006 File No. 333-97385

10.17	Form of Indemnity Agreement	Exhibit 10.4 to InfoSearch's Current Report on Form 8-K filed on January 4, 2005 File No. 333-97385

10.18	Employment Agreement dated June 11, 2006 between InfoSearch and David Warthen (1)

10.19	Form of Incentive Stock Option Agreement under the MAC Worldwide, Inc. 2004 Stock Option Plan, as amended (1)

10.20	Form of Restricted Stock Agreement under the MAC Worldwide, Inc. 2004 Stock Option Plan, as amended (1)

14	Code of Ethics	Exhibit 14 to Company’s Annual Report on Form 10-KSB filed on April 15, 2005 File No. 333-97385

21	List of Subsidiaries	Exhibit 21.1 to the Company’s Quarterly Report on Form 10-Q/A filed on July 11, 2006 File No. 333-7385

23.1*	Consent of Rose, Snyder & Jacobs.

23.2*	Consent of Singer Lewak Greenbaum & Goldstein LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

/s/ Rose, Snyder & Jacobs
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

/s/ Singer Lewak Greenbaum & Goldstein LLP
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 17, 2007

INFOSEARCH MEDIA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$787,239	$2,495,654
Restricted cash	20,000	380,530
Accounts receivable, net of allowance for doubtful accounts of $25,500 and $0 for 2007 and 2006, respectively	215,518	68,941
Due from related parties	-	50,732
Prepaid and other current assets	104,245	201,604
TOTAL CURRENT ASSETS	1,126,702	3,197,461

EMPLOYEE ADVANCE	1,800	1,000
CONTENT DEVELOPMENT	-	4,083
PROPERTY AND EQUIPMENT, NET	130,650	131,139
SECURITY DEPOSIT	37,500	37,500
EQUITY WARRANT ASSET	112,049	308,837

TOTAL ASSETS	$1,408,701	$3,680,020

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$228,308	$204,271
Accrued bonuses	12,553	264,515
Accrued expenses	172,132	400,052
Accrued expenses Answerbag acquisition	-	75,156
Capital leases	-	17,621
Deferred revenue	526,868	454,741
Provision for refunds payable/chargebacks	15,842	30,842
TOTAL CURRENT LIABILITIES	955,703	1,447,198

FAIR VALUE OF WARRANT LIABILITY	967,651	1,396,215

TOTAL LIABILITIES	1,923,354	2,843,413

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, undesignated, par value $.001per share, 25,000,000 shares
Authorized; no shares issued and outstanding;	-	-
Common stock, $.001 par value, authorized 200,000,000 shares; issued and outstanding 52,493,592 and 51,162,267, at December 31, 2007 and 2006, respectively	52,494	51,491
Committed stock, 0 and 164,282 shares at December 31, 2007 and 2006, respectively	-	22,586
Additional paid in capital	11,336,742	11,130,109
Accumulated deficit	(11,903,889)	(10,367,580)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT):	(514,653)	836,606

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,408,701	$3,680,020

See reports of independent registered public accounting firms and notes to consolidated financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
TRAFFICBUILDER SALES	$4,784,068	$6,016,080
WEB PROPERTIES SALES	126,236	1,583,980
NET SALES	4,910,304	7,600,060

TRAFFICBUILDER COST OF SALES	1,335,933	1,686,645
WEB PROPERTIES COST OF SALES	56,954	987,040
COST OF SALES	1,392,887	2,673,685

GROSS PROFIT	$3,517,417	$4,926,375

OPERATING EXPENSES
General & administrative	3,754,240	9,600,049
Sales & marketing	1,831,548	2,138,695
TOTAL COSTS AND EXPENSES	5,585,788	11,738,744
LOSS FROM OPERATIONS	$(2,068,371)	$(6,812,369)

CHANGE IN FAIR VALUE OF WARRANTS	233,285	1,728,443
LIQUIDATED DAMAGES	-	(502,397)
OTHER INCOME (EXPENSE) (NOTE 13)	252,707	(35,244)
INTEREST EXPENSE	(7,044)	(13,406)
INTEREST INCOME	59,197	105,820
LOSS FROM CONTINUING OPERATIONS BEFORE TAX	(1,530,226)	(5,529,153)

TAXES FROM CONTINUING OPERATIONS	6,083	18,585
NET LOSS FROM CONTINUING OPERATIONS	(1,536,309)	(5,547,738)

DISCONTINUED OPERATIONS (NOTE 12)
Loss from discontinued operations of Answerbag, Inc.	-	(412,132)
Gain on disposal of discontinued operations	-	1,919,962

EARNINGS FROM DISCONTINUED OPERATIONS	-	1,507,830

NET LOSS	$(1,536,309)	$(4,039,908)

LOSS PER SHARE FROM CONTINUING OPERATIONS -
BASIC	$(0.03)	$(0.12)
DILUTED	$(0.03)	$(0.12)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS -
BASIC	$-	$0.03
DILUTED	$-	$0.03
LOSS PER SHARE
BASIC	$(0.03)	$(0.09)
DILUTED	$(0.03)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	51,887,244	47,202,261

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	51,887,244	47,202,261

See reports of independent registered public accounting firms and notes to consolidated financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Comitted Common	Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Stock	Capital	Deficit	(Deficit)
BALANCE - December 31, 2005	42,277,775	$42,278	$-	$6,056,291	$(6,327,670)	$(229,101)

Restricted stock	4,974,786	4,975		2,889,450		2,894,425
Answerbag acquisition	844,748	844		264,930		265,774
Returned shares Steve Lazuka	(1,000,000)	(1,000)		1,000		-
Committted stock			22,586			22,586
Stock option exercise	41,250	41		5,734		5,775
Employee option compensation expense				1,314,341		1,314,341
Stock grants	27,500	28		8,222		8,250
Stock-bright star award	18,525	19		6,211		6,230
Liquidated damages	4,306,613	4,306		505,598		509,904
Gemini warrants				68,752		68,752
GP Group warrants				9,580		9,580
Net loss					(4,039,908)	(4,039,908)
BALANCE - December 31, 2006	51,491,197	51,491	22,586	11,130,109	(10,367,580)	836,606

Restricted stock	264,477	265		36,612		36,877
Gemini warrants	360,000	360		3,240		3,600
Sale of Answerbag	164,282	164	(22,586)	22,422		-
Employee option compensation expense				104,906		104,906
Shares issued for sales and consulting agreements	213,636	214		39,453		39,667
Net loss					(1,536,309)	(1,536,309)
BALANCE - December 31,2007	52,493,592	$52,494	$-	$11,336,742	$(11,903,889)	$(514,653)

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

Going Concern
The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Although the Company reduced its net loss to $4,588 for the second half of the year by significantly lowering operating expenses and has increased cash to $787,239 as of December 31, 2007, the Company has historically experienced recurring net losses and negative cash flows from operations. During the year ending December 31, 2007 the Company reported a net loss of $1,536,309 and negative flows from operations of $1,965,961. In view of these conditions, the Company’s ability to continue as a going concern is contingent upon its ability to ultimately maintain profitable operations or secure additional financing. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

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

The Company adopted FASB Issued Interpretation No. 48 (“Fin 48”) “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” on January 1, 2007, which was issued in July 2006 and clarifies the accounting for uncertain tax positions. Uncertain tax positions are recognized in the financial statements for positions which are considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the financial statements is based upon the largest amount of the tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes. The implementation of Fin 48 did not have a material impact on the amount, reporting and disclosures of our fully reserved deferred tax assets resulting primarily from tax loss carryforwards.

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

Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company's Consolidated Statement of Operations during the years ended December 31, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

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

The Company adopted SFAS 123(R) using the modified prospective transition method as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). On June 30, 2006, all of the stock option grants issued to employees prior to June 30, 2006 had exercise prices above the closing price at the end of the second quarter. The board of directors, in an effort to maintain employee retention, approved the acceleration of vesting of stock option grants and restricted stock grants in the amount of 1,428,403 shares and 1,042,240 shares, respectively. Grants for all employees employed as of the close of business on June 30, 2006 were accelerated as of June 30, 2006.  This resulted in a share-based compensation expense of $1,041,029 associated with the acceleration of stock option grants and $718,790 associated with restricted stock grants. Both of these values are included in the total share-based compensation expense of $4,223,245 for the year ended December 31, 2006.

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

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends SFAS No.133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”(“SFAS No. 140”). SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to a beneficial interest that itself is a derivative instrument. SFAS No. 155 is effective for financial instruments acquired, issued, or subject to a remeasurement event for fiscal years beginning after September 15, 2006. The adoption of SFAS 156 did not have a material impact on the Company's results of operations and financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No.156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.  The adoption of SFAS 156 did not have a material impact on the Company's results of operations and financial position.
In July 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109"(FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Statement is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on The Company’s results of operations and financial position.

In July 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Statement is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s results of operations and financial position.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, specifies the acceptable methods for determining fair value, and expands disclosure requirements regarding fair value measurements. SFAS No. 157 is effective beginning January 1, 2008. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain times, including assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144.Accounting for the Impairment and Disposal of Long-Lived Assets. We are still required to adopt the provisions of SFAS No. 157 in 2008 as it related to certain other items, including those within the scope of SFAS No, 1097, Disclosure about Fair Value of Financial Instrument, and financial and nonfinancial derivatives within the scope of SFAS No. 133. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

See reports of independent registered public accounting firms.

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

Property and equipment under capital leases was $90,348 at December 31, 2007 and 2006, respectively. Accumulated depreciation related to equipment under capital leases was $90,348 at December 31, 2007 and $34,393 at December 31, 2006.

4.	Equity Warrant Asset

The Company accounts for the equity warrant asset with net settlement terms to purchase preferred stock of Demand Media as a derivative in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133) “Accounting for Derivative Instruments and Hedging Activities”. Under the terms of the warrant, InfoSearch is entitled to purchase 125,000 shares of Series C Preferred Stock of Demand Media at an exercise price of $3.85 per share. Under the accounting treatment required by SFAS No. 133, equity warrant assets with net settlement terms are recorded at fair value and are classified as investments on the balance sheet.

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

•	The risk-free interest rate was 4.7% and 3.45%, respectively.

•	Expected remaining life of 3.5 and 5 years, respectively, based on the contractual term of the warrant.

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

The company issued 4,510,411 shares of restricted common stock in 2006 to members of the Company's board of directos and certain officers. The Company incurred $2,894,423 in non-cash equity compensation expenses associated with these grants, of which $2,849,423 was included in general and administrative expense and $45,000 was included in discontinued operations. The Company issued 46,025 shares of common stock to certain employees as part of incentive or severance programs, incurring $14,480 in non-cash equity compensation expenses.

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

As of December 31, 2007, we had 5,459,131 shares of restricted stock grants outstanding to employees and directors of the Company.

A summary of the Company’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non Vested Shares as of December 31, 2006	642,857	$0.14
Granted	100,000	0.16
Forfeited	-	0.00
Vested	742,857	0.14
Non Vested Shares as of December 31, 2007	0	0.00

10.	Related Party Transactions

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

Per the Merger Agreement, the Company will pay up to an additional $300,625 in cash and issue up to 653,533 additional shares of common stock having a market value of $300,625. These amounts will be issued in four installments at 90, 180, 270 and 360 days after the close based on performance contingencies as detailed in the Merger Agreement, which states that the purchase price will be adjusted if Mr. Joel Downs, founder of Answerbag, terminates his employment with the Company or if average traffic volume falls below certain levels. The Company made the first three contingent payments aggregating $225,469 pursuant to the agreement, one third on each of June 9, 2006, September 12, 2006 and December 7, 2006, and issued our common stock aggregating 492,846 shares, one third on each of June 9, 2006, September 7, 2006 and November 29, 2006. As a result of the sale of substantially all of the assets of Answerbag to Demand Media, Inc., the performance contingencies no longer apply and the final cash payment of $15,156 and issuance of 164,282 shares of common stock with a monetary value of $22,586 was made in 2007.

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

Demand Media also agreed to purchase content from the Company for a total consideration of $2,000,000. The purchase price for existing content will be paid in two installments totaling $200,000 within five days of October 4, 2006 and the amount related to new, original content will be paid in equal installments of $300,000 to be paid quarterly over six consecutive quarters, beginning October 1, 2006. In addition, as further discussed in Note 4, Demand Media issued warrants to the Company to purchase 125,000 shares of Series C Preferred Stock of Demand Media, which preferred stock represents less than one-tenth of a percent of the outstanding capital stock of Demand Media. Upon the close of the transaction with Demand Media, Inc. InfoSearch received initial payments of $3,200,000.

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