Form 10KSB/A
period 2007-12-31
InfoSearch Media, Inc.
filed 2008-04-17
CIK 1164327

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

Item 2. Description of Property.

The Company's corporate headquarters are located in Marina Del Rey, California. The Company has entered into a non-cancellable operating lease for facilities originally through May 31, 2009 but which has an early termination provision effective July 31, 2008 which has been exercised. The Company has monthly payments of $17,980 from June 1, 2006 through May 31, 2007, $18,520 from June 1, 2007 through May 31, 2008 and $19,075 from June 1, 2008 through July 31, 2008.

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

OTHER NON-OPERATING INCOME/EXPENSE

Other non-operating net income in 2007 is comprised of $252,707 in net income from a lawsuit settlement in December 2007, a change in the fair value of warrants of $233,285 as compared to $1,728,443 in 2006 and net interest income of $52,153 as compared to $92,414 in 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $1,708,415 to $787,239 for the year ended December 31, 2007 relative to the Company’s fiscal year ending December 31, 2006. This decline is mainly due to the use of cash on hand to fund operations principally during the first half of the year ended December 31, 2007, partially offset by the gross proceeds of $450,000 from a legal settlement in the fourth quarter of 2007.

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

The Company's revenues are derived principally from the sale or licensing of Content to third party web site owners through its TrafficBuilder suite of products and services. Revenue from Content sales is recognized when the content is delivered to and accepted by the client. Revenue earned from Content licensing is treated as an installment sale and prorated revenue is recognized on a monthly basis over the life of the agreement. The Company offers a 12 month license agreement under which Clients have the right to continue leasing the content at the end of the term on a month-to-month basis. The Company offers a month-to-month licensing agreement and revenue earned on this type of licensing agreement is recognized on a monthly basis. The Company also earns revenue from supplemental services such as web analytics, directory submissions and link building. These services are provided under month-to-month license agreements and revenue earned from these services is recognized on a monthly basis. Client deposits received in advance of work being completed for such services are treated as deferred revenue until the services are performed and the revenue is then recognized.

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

The authorized capital stock currently consists of 200,000,000 shares of common stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share, the rights and preferences of which may be established from time to time by the Company’s board of directors. As of December 31, 2007 and December 31, 2006, there were 52,493,592 and 51,162,267 shares of the Company’s common stock issued and outstanding, respectively, and options exercisable, warrants exercisable or restricted stock for 9,597,709 and 13,035,918 shares of common stock, respectively. No other securities, including without limitation any preferred stock, convertible securities, options, warrants, promissory notes or debentures are outstanding.

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

The Company issued 264,477 shares of restricted common stock in 2007 to an employee. The Company incurred $83,076 in non-cash equity compensation expenses associated with these grants, which was included in general and administrative expense. Per the employee's employment agreement, the Company has the right to pay the employee his base salary in cash or common shares. The number of shares was determined based on the fair market value of the Company’s common stock on September 30, 2006.

On January 8, 2007 the Company agreed to acquire certain assets of Naturally Open, Inc. for 113,636 shares of common stock, which was amended on May 21, 2007, and the stock was issued on October 16, 2007. At the time of the transaction, InfoSearch Media stock was valued at 22 cents a share, the Company recorded $25,000 in non-cash expenses associated with these grants, which was included in general and administrative expenses.

During 2007 the Company issued 100,000 shares of restricted stock to Mr. Frank Knuettel, II. This was in connection with a consulting agreement he entered into subsequent to his resignation as Chief Financial Officer of the Company effective June 15, 2007, whereby he provided certain ongoing services to the Company through September 15, 2007 for which he received cash compensation as well as 100,000 shares of restricted stock which vested in three essentially equal monthly installments through September 15, 2007. The Company incurred $16,000 in non-cash equity compensation expenses associated with these grants, which was included in general and administrative expenses.

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

Per the Merger Agreement, the Company will pay up to an additional $300,625 in cash and issue up to 653,533 additional shares of common stock having a market value of $300,625. These amounts will be issued in four installments at 90, 180, 270 and 360 days after the close based on performance contingencies as detailed in the Merger Agreement, which states that the purchase price will be adjusted if Mr. Joel Downs, founder of Answerbag, terminates his employment with the Company or if average traffic volume falls below certain levels. The Company made the first three contingent payments aggregating $225,469 pursuant to the agreement, one third on each of June 9, 2006, September 12, 2006 and December 7, 2006, and issued our common stock aggregating 492,846 shares, one third on each of June 9, 2006, September 7, 2006 and November 29, 2006.  As a result of the sale of substantially all of the assets of Answerbag to Demand Media, Inc., the performance contingencies were removed and the final cash payment of $15,156 was made as of September 30, 2007 and the issuance of 164,282 shares of common stock with a monetary value of $22,586 was made quarterly through December 31, 2007. .

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