Form 10QSB
period 2008-03-31
InfoSearch Media, Inc.
filed 2008-05-20
CIK 1164327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☐   No ☒

As of May 20, 2008, 52,493,592 shares of the Small Business Issuer’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

Page
PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Footnotes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 6. Exhibits	26

SIGNATURES	27

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

INFOSEARCH MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$247,703	$787,239
Restricted cash	4,927	20,000
Accounts receivable	371,173	215,518
Due from related parties	0	-
Prepaid and other current assets	119,172	141,745
TOTAL CURRENT ASSETS	742,975	1,164,202

EMPLOYEE ADVANCE	1,300	1,800
PROPERTY AND EQUIPMENT, NET	112,846	130,650
EQUITY WARRANT ASSET	103,276	112,049

TOTAL ASSETS	$960,397	$1,408,701

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$246,607	$228,308
Accrued salaries and bonuses and expenses	157,557	12,553
Accrued expenses	3,563	172,132
Capital leases	0	-
Deferred revenue	313,110	526,868
Provision for refunds payable/chargebacks	(9,602)	15,842
Current Tax Liability	1,250	1,250
TOTAL CURRENT LIABILITIES	712,485	956,953

FAIR VALUE OF WARRANT LIABILITY	947,046	967,651

TOTAL LIABILITIES	1,659,530	1,923,354

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 52,493,592 shares issued and outstanding for both periods ending March 31, 2008 and December 31, 2007	52,494	52,494
Additional paid in capital	11,364,846	11,336,742
Accumulated deficit	(12,116,473)	(11,903,889)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT):	(699,133)	(514,653)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$960,397	$1,408,701

See accompanying notes to financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CONTENT SALES	$1,090,487	$1,275,915
WEB PROPERTIES SALES	16,857	30,950
NET SALES	1,107,345	1,306,865

CONTENT COST OF SALES	345,921	461,175
WEB PROPERTIES COST OF SALES	19,959	15,321
COST OF SALES	365,880	476,496

GROSS PROFIT	741,465	830,369

OPERATING EXPENSES
General & Administrative	730,561	1,022,275
Sales & Marketing	247,759	534,127
TOTAL COSTS AND EXPENSES	978,320	1,556,402

LOSS FROM OPERATIONS	(236,856)	(726,034)

CHANGE IN FAIR VALUE OF WARRANTS	11,832	296,203
OTHER EXPENSES (INCOME)	21,380	-
INTEREST INCOME (NET)	4,574	16,780

EARNINGS (LOSS) BEFORE TAXES	(199,070)	(413,050

TAXES	(538)	2,050

NET EARNINGS (LOSS)	$(198,532)	$(415,100

EARNINGS (LOSS) PER SHARE
BASIC	$(0.00)	$(0.01
DILUTED	$(0.00)	$(0.01

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	52,493,592	51,825,450

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	52,493,592	51,825,450

See accompanying notes to financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(198,532)	$(415,100

Adjustment to reconcile net earnings (loss) to net cash
used in operating activities
Depreciation and amortization	13,624	23,529
Equity based compensation	14,052	109,479
Change in fair value of warrant liability	11,832	(274,332)
Change in fair value of equity warrant asset	1,751	(21,871

Changes in assets and liabilities:
Accounts receivable	(155,655)	5,132
Due from related parties	-	35,028
Prepaid expenses and other current assets	23,073	(3,281)
Accounts payable, accrued expenses and other liabilities	(25,548)	(565,463)
Current tax liability	-	1,250
Provision for refunds	(25,444)	(3,991)
Deferred revenue	(213,758)	296,891
Total adjustments	(356,075)	(234,435)

NET CASH USED IN OPERATING ACTIVITIES:	(554,607)	(812,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	15,073	3,815
Acquisition of Answerbag	-	-)
Capital expenditures - fixed assets	-	(35,193)
Capital expenditures - content development	-	-)
NET CASH USED IN INVESTING ACTIVITIES	15,073	(31,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of capital lease obligations	-	(8,703)
Warrant Exercise	-	3,600
NET CASH USED IN FINANCING ACTIVITIES	-	(5,103)

Net increase (decrease) in cash and cash equivalents	(539,536)	(849,212)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	787,239	2,495,654

CASH AND CASH EQUIVALENTS - END OF PERIOD	$247,703	$1,646,442

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$841

Income tax paid	$0	$800

See accompanying notes to financial statements.

INFOSEARCH MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2008 and 2008 have been prepared by InfoSearch Media, Inc. (the “Company” or “InfoSearch”) in accordance with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission (the “SEC”) including Regulation S-B and accounting principles generally accepted in the United States (“GAAP”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and other adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such instructions, rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented clear and straightforward. For a more complete understanding of the Company’s financial position, these financial statements should be read in conjunction with the audited financial statements and explanatory notes in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007 filed with the SEC on April 17, 2008.

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

During the first quarter of 2008, the Company derived revenue from our two primary operating groups, TrafficBuilder and Web Properties.

Content Group
Through our Content operating group, we deliver, through sale or license agreements, branded original content for use by our clients on their websites. Utilizing sophisticated content and keywords analytics, content developed in the TrafficBuilder program drives traffic to the client’s website through improved search engine rankings. The TrafficBuilder content provides an environment engineered to stimulate a sale through the use of content focused on the client’s products and services. We derive revenue from this program through either the sale or license of the content. While many of our small to medium sized business clients prefer the month-to-month leasing option over the purchase alternative because it provides a lower upfront cost without a long term commitment, larger firms generally prefer the outright purchase of the content. We are actively pursuing both methods and have created a dedicated team to focus on the larger clients. In addition, we have introduced related products and services including Pay Per Click campaign management, Layered Video and SEO Services.

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

Web Properties Group
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

3. Significant Accounting Policies

Basis of Consolidation
The consolidated financial statements include the accounts of the Company and any significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s revenues are derived principally from the licensing and sale of unique content developed under its TrafficBuilder program for clients who operate electronic commerce or publishing web sites. Content licensing and sales revenue is recognized when the content is delivered to and accepted by the client. Revenue earned under month-to-month licensing agreements is recognized on a monthly basis. Client deposits received in advance of work being completed for such services are deferred by creation of a revenue liability account entry until the revenue is recognized.

Cost of Sales
The majority of the Company’s cost of sales is related to content developed under the TrafficBuilder program in support of purchased and licensed content.

For the TrafficBuilder program, content developed pursuant to outright sales and licensing is developed through editors, keyword analysts and independent contractors who write and edit the copy and analyze the keywords. The Company recognizes and expenses those costs related to the content developed for outright sales to clients as the cost is incurred, while the cost of content development for licensing subject to a 12-month contract is amortized over the life of the contract. In late September, 2005 the Company added a month-to-month TrafficBuilder licensing option, with content development costs for the month-to-month agreements expensed when incurred.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less. At March 31, 2008, we had restricted cash of $4,927 held at various financial institutions and online payment processing firms.

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

Significant Clients
One of our clients, Demand Media, represented approximately 25.2% of total revenues for the three months ended March 31, 2008 as opposed to 19.5% for the three months ended March 31, 2007.

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At March 31, 2008, the cash balances held at financial institutions were either in excess of federally insured limits or not subject to the federal insurance system.

Credit is generally extended based upon an evaluation of each customer's financial condition, with terms consistent in the industry and no collateral required. The Company determines an allowance for collectibility on a periodic basis. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible.

For the three months ended March 31, 2008 and 2007, the Company recorded an expense related to chargebacks of $0 and $0, respectively. As a matter of practice, the Company does not extend credit and thus has limited accounts receivable. However, in certain instances, situations arise, often after a customer has been a client for a period of time, where the monthly prepayments made, typically in electronic form, are rejected by the credit card processor. In limited situations, this can arise due to a dispute with the Company and in others where the client will no longer honor charges on this card. In certain instances decisions are made to refund the deposits or accept the rejected charges, and in other instances the original charge is no longer collectible.

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

Deferred Revenue
Deferred revenue primarily represents payments received from customers as deposits in advance of the delivery of content, links or analytics under the TrafficBuilder program.

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

The significant components of the provision for income taxes for the three months ended March 31, 2008 and 2007 were $0 and $2,050, respectively, for the current state provision. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations during the three months ended March 31, 2008 and 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

The Company attributes the value of share-based compensation to expense using the straight-line method. Share-based compensation expense related to stock options was $14,051 and $64,479 for the three months ended March 31, 2008 and 2007, respectively, and was recorded in the financial statements as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Selling and marketing	$229	$449
General and administration	13,822	64,030
Total share-based compensation expense for stock options	$14,051	$64,479

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal 2009) and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

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

4. Accounts Receivable

Various customer relationships accounted for the Company’s accounts receivable at March 31, 2008. The Company has not experienced any problem with collectibility of receivables.

5. Equity Warrant Asset

We account for the equity warrant asset with net settlement terms to purchase preferred stock of Demand Media, a privately held company, as a derivative. Under the terms of the warrant, InfoSearch is entitled to purchase 125,000 shares of Series C Preferred Stock of Demand Media at an exercise price of $3.851 per share. Under the accounting treatment required by SFAS No. 133, equity warrant assets with net settlement terms are recorded at fair value and are classified as investments on the balance sheet.

The fair value of the Demand Media warrant is reviewed quarterly. For the three months ended March 31, 2008, we valued the warrant using the Black-Scholes option pricing model, which incorporates the following material assumptions:

•	Underlying asset value was estimated based on information available, including any information regarding subsequent rounds of funding or initial public offerings.

•
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, was based on a publicly-listed equity similar in nature to the business in which Demand Media operates and yielded a volatility of 23.45%.

•	The risk-free interest rate was 2.46%.

•	Expected life of 31 months based on the contractual term of the warrant.

Any changes from the grant date fair value of the equity warrant asset are recognized as increases or decreases to the equity warrant asset on our consolidated balance sheet and as net gains or losses on derivative investments within non-operating expenses in the consolidated statement of operations.

As of March 31, 2008, there was a $8,773 decrease in the grant date fair value of the equity warrant asset from the valuation at December 31, 2007.

6.  Deferred Revenue

As of March 31, 2008 the current portion of the deferred revenue is $313,110. The Company allocates between the current portion and the long term portion based upon its historical experience and its estimate of delivery time for TrafficBuilder and related products and click through activity for Web Properties.

7. Net Earnings (Loss) per Share

Net earnings (loss) per share is computed as net earnings (loss) divided by the basic or diluted weighted average number of common shares outstanding for the period. As of March 31, 2008, 14,298,522 potential shares exercisable from stock options and warrants excluded from the computation of diluted net earnings (loss) per share as their effect would be anti-dilutive. As of March 31, 2007, there were 14,298,522 potential shares exercisable from stock options and warrants excluded from the computation of diluted net earnings (loss) per share due to their exercise price being greater than the Company’s weighted average stock price for the period.

8.  Income Taxes

The Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdiction and the Company is not currently under examination by any taxing jurisdiction. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretation of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2002. If any of the unrecognized tax benefits are settled with tax authorities within the next twelve months, the Company would make any necessary adjustments to the accrual for uncertain tax benefits. The Company adopted the provisions of FIN 48 effective January 1, 2007. On the basis of present information, it is the opinion of the Company’s management that any assessment resulting from any future audits will not have a material adverse effect on the Company’s consolidated financial statements.

9. Stockholders’ Equity

The authorized capital stock currently consists of 200,000,000 shares of Common Stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share, the rights and preferences of which may be established from time to time by our board of directors. As of March 31, 2008, there were 52,493,592 shares of our Common Stock issued and outstanding and options and warrants exercisable representing 12,019,605 shares of Common Stock. No other securities, including without limitation any preferred stock, convertible securities, options, warrants, promissory notes or debentures are outstanding as of March 31, 2008.

Warrants
On November 7, 2005, the Company issued 8,359,375 shares of our common stock in a private placement transaction to 15 accredited investors for the purchase price of $0.64 per share (representing a 20% discount to the closing price of our common stock on November 2, 2005) for total proceeds of $5.35 million. In addition, the investors received warrants to purchase 4,179,686 shares of our common stock. The warrants expire on November 7, 2010 and are exercisable at a price of $0.88 per share. These securities were offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated there under. The investors were “accredited investors” as that term is defined under Regulation D. As the registration statement was not declared effective by the SEC within the timeframe set forth in the Registration Rights Agreement, the Company accrued a charge for liquidated damages and related interest of $509,904 for the nine months ended September 30, 2006. On August 22, 2006, the investors agreed to accept 4,306,613 shares of the Company’s common stock in exchange for extinguishment of this liability. The number of shares issued in exchange for the liquidated damages was determined based on a discount to the average of the Company’s stock price for the five days preceding the first issuance date, which is the date three days following receipt of the minimum two-thirds majority of the registrable securities necessary to amend the Registration Rights Agreement. These shares were issued to the investors on October 4, 2006, and are recorded as equity as of March 31, 2008.

The warrants issued to all participants in the November 7, 2005 private placement require the Company to settle the contracts by the delivery of registered shares. At the date of issuance, the Company did not have an effective registration statement related to the shares that could be issued should the warrant holders exercise the warrants. In addition, the warrant holders have the right to require that the Company settle the warrant on a net-cash basis in a fundamental transaction, regardless of the form of tender underlying the fundamental transaction. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the rights of the warrant holders to settle in cash potentially in preference to other shareholders receiving other forms of consideration, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants are being treated as a liability. The fair value of the warrants was calculated as of November 7, 2005 using the Black-Scholes pricing model and was recorded as a warrant liability on the balance sheet date. The change in fair value was included in other income on the income statement under change in fair value of warrant liability. The value of the warrants on the date of the transaction and as of December 31, 2006 was $3,063,172 and $485,138, respectively. In addition, the fair value decreased from December 31, 2006 through March 31, 2007 by $118,652. The change in fair value from December 31, 2006 was calculated by using the Black-Scholes pricing model with the following assumptions: expected weighted average life, 43 months as of March 31, 2008; stock volatility, 108.26%; risk-free interest rates of 4.54%; and no dividends during the expected term.

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

10. Stock Options

The Company’s estimates of the fair value of stock options were made using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2008 and 2007:  expected life, ten years following the grant date; stock volatility, 138.49% and 108.26%, respectively; risk-free interest rates of 2.46% and 4.54%, respectively; and no dividends during the expected term.   As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience of forfeited stock options as a percent of total options granted.

A summary of the Company’s stock option activity is as follows:

	# of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	3,877,150		$0.18
Granted	20,000		$0.20
Cancelled / Forfeited	0		$0.64
Outstanding as of March 31, 2008	3,897,150	9.11 years	$0.18	$157,361
Exercisable as of March 31, 2008	1,321,672	8.97 years	$0.78	$81,554
Expected to vest in future years	2,575,478	9.25 years	$0.18	$75,807

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 was $0.10.

Additional information regarding options outstanding as of March 31, 2008 is as follows:

	Options outstanding			Options exercisable
Exercise prices	Number of shares	Weighted average remaining contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.09	5,000	10.00	$0.09	0	$0
$0.13	15,000	9.80	$0.13	0	$0.10
$0.14	1,000,000	9.27	$0.14	121,616	$0.14
$0.15	205,000	9.13	$0.15	4,374	$0.15
$0.17	345,000	9.47	$0.17	342,670	$0.17
$0.19	435,000	9.75	$0.19	0	$0.19
$0.20	1,772,150	9.55	$0.20	486,531	$0.20
$0.22	17,500	9.09	$0.22	0	$0.22
$0.23	15,000	9.35	$0.23	0	$0.23
$0.39	20,000	8.78	$0.39	240,000	$0.39
$0.78	45,000	8.36	$0.78	45,000	$0.78
$0.81	22,500	6.67	$0.81	22,500	$0.81

Total Options	3,897,150	8.86	$0.19	1,321,672	$0.22

At March 31, 2008, 6,522,850 shares (remaining balance reflects issuance of restricted stock) were available for future grants under the Company’s Stock Option Plan (the “Stock Option Plan”).

As of March 31, 2008, we had 5,459,131 shares of restricted stock grants outstanding to employees and directors of the Company. A summary of the Company’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
N Non Vested Shares as of December 31, 2007	742,857	$0.14
Granted	-	0.00
Forfeited	-	0.00
Vested		0.00
N Non Vested Shares as of March 31, 2008	742,857	0.14

11. Related Party Transactions.

Mr. Warthen, former Chief Technology Officer, is a shareholder and was the Chief Technology Officer of Global Streams, a digital video processing company, from 2000 to 2002. At March 31, 2008, accounts receivable from related parties of $14,385 was due from David Warthen to repay the Company for income taxes paid on his behalf.

12. Commitments and Contingencies

The Company has entered into a non-cancelable operating lease for facilities through May 31, 2009. Rental expense was $57,720 and $56,919 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, the future minimum lease payments for the years ending December 31 are as follows:

Remainder of 2008	75,190
Total Minimum Lease Payments	$75,190

The Company no longer has any capital leases for equipment, the capital lease payments for the three months ended March 31, 2008 and 2007 were $0 and $9,390, respectively. Total interest expense for the three months ended March 31, 2008 and 2007 was $0 and $687, respectively.

Employment Agreements
The Company entered into an employment agreement effective August 23, 2005 with George Lichter as Chief Executive Officer and a director of the Company, which was subsequently amended effective July 1, 2006 (as amended, the “Lichter Employment Agreement”). The Lichter Employment Agreement, as amended, provides for an annual base salary of $250,000, subject to annual increases, and an annual performance-based bonus of up to $150,000. On May 1, 2007, the Company, entered into a Second Amendment to Employment Agreement (the “Second Amendment”) with Mr. Lichter effective as of January 12, 2007. The Second Amendment amends the Employment Agreement to provide, among other things, that Mr. Lichter is eligible to receive a quarterly bonus in an amount not to exceed 25% of his then current base salary for each calendar quarter (or a pro-rata portion of such bonus in the case of a period of less than three months) within the board of directors sole discretion. Prior to the Second Amendment, the Employment Agreement provided that Mr. Lichter was eligible to receive a quarterly bonus not to exceed $37,150 per quarter where such stated amount was then equal to 25% of his former base salary. The Second Amendment also revises certain Change of Control and termination provisions.

The Company entered into an employment agreement on June 9, 2007 with Scott Brogi, the Company's Chief Financial Officer, specifying an annual base salary of $200,000. Additionally Mr. Brogi is eligible for a bonus of 40% of his base salary. The basis for this bonus is revenue and operating income goals and individual goals to be determined. Mr. Brogi also received an option to purchase 1,000,000 shares of the Company's Common stock at $0.14 per share, the closing price as of June 11, 2007. These options were granted on June l1, 2007, expire ten years after the grant date and vest on an equal monthly basis over a 36 month period. In the event Mr. Brogi’s employment is terminated or his responsibilities are materially reduced within 12 months of a change of control of the Company, Mr. Brogi will receive six months of base salary and a 6 month acceleration of vesting of these stock options. Change of control is defined as the acquisition by a single shareholder (or beneficial owner) of a minimum of 51% of the then outstanding ordinary shares of the Company. Upon termination, death or long term disability, Mr. Brogi receives additional benefits under the agreement. If termination is without cause, he is entitled to 3 months salary, any bonus earned through the date of termination and 3 months acceleration of vesting of his stock options.

Litigation
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

13. Subsequent Events

On April 21, 2008 John LaValle resigned from the Board of Directors for personal reasons and David Warthen, former Chief Technology Officer of the Company and Scott Brogi, current Chief Financial Officer of the Company, were elected to the Board of Directors.

On May 8, 2008 the Company announced that it would hold an Annual Meeting on July 15, 2008 for all holders of record as of May 20, 2008.

On May 15, 2008 certain employees joined the senior management team of George Lichter and Scott Brogi in reducing their cash compensation to make compensation even more performance based.

Item 2. Management’s Discussion and Analysis of Operations and Financial Condition

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “predict”, “target”, “may”, “could”, “will”, “should”, “potential”, “objective”, “forecast”, “goal” or “continue”, the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements; and in all cases, such statements are subject to our ability to secure sufficient financing or to increase revenues to support our operations. In this regard, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. In evaluating our business, you should give careful consideration to the information set forth herein and the risks, uncertainties and assumptions that are more fully discussed in “Item 1.A Risk Factors” of our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007.

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

The Company’s revenues are derived principally from the licensing and sale of unique content developed under its TrafficBuilder program for clients who operate electronic commerce or publishing web sites.

Content licensing and sales revenue is recognized when the content is delivered to and accepted by the client. Revenue earned under month-to-month licensing agreements is recognized on a monthly basis. Client deposits received in advance of work being completed for such services are deferred by creation of a revenue liability account entry until the revenue is recognized.

Cost of Sales
The majority of the Company’s cost of sales is related to content developed under the TrafficBuilder program in support of purchased and licensed content.

For the TrafficBuilder program, content developed pursuant to outright sales and licensing is developed through editors, keyword analysts and independent contractors who write and edit the copy and analyze the keywords. The Company recognizes and expenses those costs related to the content developed for outright sales to clients as the cost is incurred, while the cost of content development for licensing subject to a 12-month contract is amortized over the life of the contract. In late September, 2005 the Company added a month-to-month TrafficBuilder licensing option, with content development costs for the month-to-month agreements expensed when incurred.

RECENT ACCOUNTING PRONOUNCEMENTS
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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal 2009) and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

REVENUES
Revenues decreased 15.3% or $199,520 to $1,107,345 for the three months ended March 31, 2008 from $1,306,865 for the three months ended March 31, 2007, primarily due to a reduction of $185,428 in sales for the Content Group. The Content decrease was largely due to a $299,306 decrease in legacy license revenue year over year being partially offset by sales of a new license program launched in January 2008.

Revenues associated with our TrafficBuilder group fell to $1,090,487 from $1,275,915 for the three months ended March 31, 2008 and 2007, respectively, and accounted for 98.5% of our revenues for the three months ended March 31, 2008 versus 97.6% of our revenues for the three months ended March 31, 2007. One of our clients, Demand Media, represented approximately 25.2% of total revenues for the three months ended March 31, 2008 as opposed to 19.5% for the three months ended March 31, 2007.

Revenues associated with our Web Properties group fell to $16,857 from $30,950 for the three months ended March 31, 2008 and 2007, respectively, due primarily to the continued decline in revenue from owned domains such as ArticleInsider and Popdex which are no longer being actively developed by the Company.

COST OF SALES AND GROSS PROFIT
Cost of Sales decreased by 23.2% to $365,880 from $476,496 for the three months ended March 31, 2008 and 2007, respectively, as expense levels were adjusted to offset declines in revenue.

The Company had a gross profit of $741,465 and a gross margin of 67.0% for the three months ended March 31, 2008 versus a gross profit of $830,369 and a gross margin of 63.5% for the three months ended March 31, 2007 as the Company focused on serving clients whom it could deliver significant results for and as a result extract higher margins.

Gross profits and margins for the TrafficBuilder program group were $744,566 and 68.3% for the three months ended March 31, 2008 versus $814,740 and 63.9% for the three months ended March 31, 2007. Changes in our editorial process to reduce the level of fixed expenses and replace them with variable expenses in order to reduce the effect of changes in production volume on gross margins had an impact.

The Web Properties group generated a gross loss of ($3,102) for the three months ended March 31, 2007 versus a gross profit and margin of $15,629 and 50.5% for the three months ended March 31, 2007, as level of revenues now approximate the cost of operating the Web Properties.

OPERATING EXPENSES
Operating expenses consist of general and administrative expenses as well as selling expenses. General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, depreciation and amortization and other overhead related costs. These costs decreased 28.5% to $730,561 from $1,022,275 for the three months ended March 31, 2008 and 2007, respectively. This decrease is primarily attributed to a reduction in the number of personnel, decreased in non-essential operating expenses and lower share-based compensation expenses for employees and members of the board of directors.

Selling expenses consist of costs primarily incurred to develop and implement marketing and sales programs for the Company’s TrafficBuilder product. These include costs associated with the marketing department participation in trade shows, media development and advertising. These selling expenses also include the costs of hiring and maintaining a sales department. These costs decreased 53.6% to $247,759 from $534,127 for the three months ended March 31, 2008 and 2007, respectively, as the Company reduced employee costs associated with sales and marketing personnel as well as advertising expenses.

OTHER NON-OPERATING INCOME
Other non-operating net income is substantially comprised of changes in the fair value of certain financial instruments we have granted or currently hold. Lower non-operating income of 11,832 for the three months ended March 31, 2008 as compared to $296,203 for the three months ended March 31, 2007, was due to changes in the fair value of the warrants we issued in conjunction with the financing completed in November 2005, the warrant we issued to Demand Media in October 2006 and the warrant we received to purchase 125,000 shares of Preferred Stock of Demand Media in October 2006.

We also received less interest income on the cash balances the Company maintains in money market accounts. Interest income, net of interest expense of $0, was $4,574 in the three months ended March 31, 2008 as compared to $16,780 in interest income, net of interest expense of $687, in the three months ended March 31, 2007. This decline in net interest income is due to lower cash balances during the three months ended March 31, 2008 relative to the same period in 2007.

NET LOSS
Our net loss decreased 52.2% to ($198,532) or ($0.00) per share from ($415,100) or ($0.01) per share, for the three months ended March 31, 2008 and 2007, as selling, general and administrative expenses were reduced by $578,082 while revenues decreased by $199,520.

LIQUIDITY AND CAPITAL RESOURCES
Cash decreased by $539,536 to $247,703 in the three months ended March 31, 2008 relative to the Company’s fiscal year ending December 31, 2007, compared to a decrease of $849,212 in the three months ended March 31, 2007 relative to the Company’s fiscal year ending December 31, 2006.

Cash used in operating activities totaled $554,607 for the three months ended March 31, 2008, as cash was used to support the net loss of $198,532, as well as increases in accounts receivable of $155,655 due to the aforementioned new license programs and a decrease of $213,758 in deferred revenue primarily associated with the final quarterly delivery under the first Demand Media contract which expired March 31, 2008 but was prepaid in December 2007.

Cash used in operating activities was $812,730 for the three months ended March 31, 2007, as cash was used to support the net loss of $415,100 primarily due to the operating expense levels. Other operating accounts that used cash were a decrease of $565,463 in accounts payable, accrued expenses and other liabilities, partially offset by an increase of $296,891 in deferred revenue.

For the three months ended March 31, 2008 and 2007, cash from investing activities was $15,073 and $31,378 and cash used for capital expenditures - fixed assets was $0 and $35,193, respectively.

For the three months ended March 31, 2008 and 2007, cash used in financing activities was $0 and $5,103, cash used for principal reductions in capital leases was $0 and $8,703, and cash received from the exercise of a warrant was $0 and $3,600, respectively.

There are no material commitments for additional capital expenditures and the Company had no debt at March 31, 2008. The continuing commitment of capital is for the operating lease for the Company's office which has future minimum lease payments of $75,190 in 2008. The Company had a net working capital surplus of $30,491 at March 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. As a result of the material weakness described below, they have concluded that our disclosure controls and procedures were not effective as of March 31, 2008 in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

At the beginning of 2006, the Company adopted FASB 123R, Share Based Payment, and began recording expenses associated with stock option and restricted stock grants to employees. The Company previously accounted for cancelled stock options upon the termination of employees by recording an expense for the unvested portion of each terminated employee’s options. Upon further examination of our accounting methodology for cancelled stock options, the Company determined that the cancelled stock options should not have been expensed and restated our financial information for the fiscal year ended December 31, 2006.

In order to remediate this material weakness, the Company has hired an outside consultant to assist it in addressing and resolving accounting and reporting matters for certain equity issuances and other complex transactions that involve the application of highly specialized accounting principles so that as of March 31, 2008 this was no longer a material weakness.

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

(b) Changes in Internal Control over Financial Reporting
There were no significant changes made in our internal controls over financial reporting during the three months ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as all the remedial measures have not been fully implemented or have not operated for a significant period of time. Although we have addressed several of the internal control weaknesses that existed during earlier reporting periods, the remaining weaknesses are significant and continue to materially affect our internal control over financial reporting. However, we do intend to take additional remedial action related to our material weakness described above, which may result in a significant change to our internal controls over financial reporting in the future.

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

INFOSEARCH MEDIA, INC.

Date: May 20, 2008	/s/ George Lichter
By: George Lichter
Its: Chief Executive Officer

Date: May 20, 2008	/s/ Scott Brogi
By: Scott Brogi
Its: Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002