Form 10-Q/A
period 2008-03-31
InfoSearch Media, Inc.
filed 2008-06-10
CIK 1164327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Yes ☐   No ☒

As of June 9, 2008, 52,493,592 shares of the Small Business Issuer’s common stock, $.001 par value, were issued and outstanding and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on June 5, 2008) was approximately $1,900,000.

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

TABLE OF CONTENTS

Page
PART I -FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Footnotes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Controls and Procedures	21

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits	23

SIGNATURES	24

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
INFOSEARCH MEDIA, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008 (Unaudited)	2007 (Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$254,125	$787,239
Restricted cash	1,000	20,000
Accounts receivable	287,615	215,218
Prepaid and other current assets	147,836	141,745
TOTAL CURRENT ASSETS	690,576	1,164,202

EMPLOYEE ADVANCE	1,300	1,800
PROPERTY AND EQUIPMENT, NET	112,846	130,650
EQUITY WARRANT ASSET	113,800	112,049

TOTAL ASSETS	$918,522	$1,408,701

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$246,606	$228,308
Accrued salaries and bonuses and expenses	72,459	12,553
Accrued expenses	69,929	170,882
Deferred revenue	263,111	526,868
Provision for refunds payable/chargebacks	14,898	15,842
Current Tax Liability	1,250	1,250
TOTAL CURRENT LIABILITIES	668,253	955,703

FAIR VALUE OF WARRANT LIABILITY	479,340	967,651

TOTAL LIABILITIES	1,147,593	1,923,354

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 52,493,592 shares issued and outstanding for both periods ending March 31, 2008 and December 31, 2007	52,494	52,494
Additional paid in capital	11,350,794	11,336,742
Accumulated deficit	(11,632,359)	(11,903,889)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT):	(229,071)	(514,653)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$918,522	$1,408,701

 See accompanying notes to financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CONTENT SALES	$1,032,429	$1,275,915
WEB PROPERTIES SALES	16,857	30,950
NET SALES	1,049,286	1,306,865

CONTENT COST OF SALES	353,595	461,175
WEB PROPERTIES COST OF SALES	19,959	15,321
COST OF SALES	373,554	476,496

GROSS PROFIT	675,732	830,369

OPERATING EXPENSES
General & Administrative	659,290	1,022,275
Sales & Marketing	240,085	534,127
TOTAL COSTS AND EXPENSES	899,375	1,556,402

LOSS FROM OPERATIONS	(223,643)	(726,034)

CHANGE IN FAIR VALUE OF WARRANTS	490,062	296,203

INTEREST INCOME (NET)	4,573	16,780

EARNINGS (LOSS) BEFORE TAXES	270,992	(413,050)

TAXES	(538)	2,050

NET EARNINGS (LOSS)	$271,530	$(415,100)

EARNINGS (LOSS) PER SHARE
BASIC	$0.01	$(0.01)
DILUTED	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	52,493,592	51,825,450

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	52,493,592	51,825,450

See accompanying notes to financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$271,530	$(415,100)

Adjustment to reconcile net earnings (loss) to net cash used in operating activities
Depreciation and amortization	17,804	23,529
Equity based compensation	14,052	109,479
Change in fair value of warrant liability	(488,311)	(274,332)
Change in fair value of equity warrant asset	(1,751)	(21,871)

Changes in assets and liabilities:
Accounts receivable	(72,397)	5,132
Due from related parties	500	35,028
Prepaid expenses and other current assets	(6,091)	(3,281)
Accounts payable, accrued expenses and other liabilities	(22,749)	(565,463)
Current tax liability	-	1,250
Provision for refunds	(944)	(3,991)
Deferred revenue	(263,757)	296,891
Total adjustments	(823,644)	(397,630)

NET CASH USED IN OPERATING ACTIVITIES:	(552,114)	(812,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	19,000	3,815
Capital expenditures - fixed assets	-	(35,193)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	19,000	(31,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of capital lease obligations	-	(8,703)
Warrant Exercise	-	3,600
NET CASH USED IN FINANCING ACTIVITIES	-	(5,103)

Net increase (decrease) in cash and cash equivalents	(533,114)	(849,212)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	787,239	2,495,654

CASH AND CASH EQUIVALENTS - END OF PERIOD	$254,125	$1,646,442

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$841
Income tax paid	$0	$800

See accompanying notes to financial statements.

INFOSEARCH MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2008 have been prepared by InfoSearch Media, Inc. (the “Company” or “InfoSearch”) in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) . The information furnished herein reflects all adjustments (consisting of normal recurring accruals and other adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such instructions, rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented clear and straightforward. For a more complete understanding of the Company’s financial position, these financial statements should be read in conjunction with the audited financial statements and explanatory notes in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007 filed with the SEC on April 17, 2008.

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

During the first quarter of 2008, the Company derived revenue from our two primary operating groups, Content and Web Properties.

Content Group
Through our Content operating group, we deliver, through sale or license agreements, branded original content for use by our clients on their websites. Utilizing sophisticated content and keywords analytics, content developed in the TrafficBuilder program drives traffic to the client’s website through improved search engine rankings. The TrafficBuilder content provides an environment engineered to stimulate a sale through the use of content focused on the client’s products and services. We derive revenue from this program through either the sale or license of the content. While some of our small to medium sized business clients prefer the month-to-month leasing option over the purchase alternative because it provides a lower upfront cost without a long term commitment, larger firms generally prefer the outright purchase of the content. We are actively pursuing both methods and have created a dedicated team to focus on the larger clients. In addition, we have introduced related products and services including Pay Per Click campaign management, Layered Video and SEO Services.

Publishers
In the first quarter of 2007, the Company initiated an effort to target large, online publishers who are becoming increasingly aware of the monetization and brand value of driving traffic to their online properties, but understand that the content they write for their offline publications frequently does not drive search rankings and traffic. Our platform addresses this need through the development of content that meets the editorial standards and underlying themes of these clients and layers on the search optimization techniques we have learned through the deployment of our TrafficBuilder product. This product, due principally to resistance of the established editorial groups within publisher organizations concerned over job security, did not generate significant revenue during 2007. The Company believes, however, this to be a strong product opportunity as publishers are under increased pressure to reduce costs and outsource services. Spurred by declining advertising revenues, there have been recent organizational changes at several of the leading national publications, including The Washington Post, The Lost Angeles Times and the New York Times, and it now appears the business and editorial groups are more aligned and receptive to innovative methods to produce content.

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

Web Properties Group
Through our Web Properties operating group, we currently operate ArticleInsider and Popdex, from which we receive online advertising revenue. These websites are a collection of thousands of general information articles focused on various business topics and we continue to monetize traffic to these websites through the use of Google’s AdSense program, as well as Kontera’s advertising program. In March 2006, we purchased Answerbag, Inc. (“Answerbag”), a consumer information website built through content generated from its users. In October 2006, we entered into a multi-year alliance which extended through the First Quarter of 2008 with Demand Media, Inc. (“Demand Media”), a next generation media company, pursuant to which we sold all of the assets of Answerbag, and Demand Media agreed to purchase our products and services.

Going Concern
The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Although the Company reduced its net loss to $4,588 for the second half of the year ending 2007 by significantly lowering operating expenses and has increased cash to $787,239 as of December 31, 2007, the Company has historically experienced recurring net losses and negative cash flows from operations. During the year ending December 31, 2007 the Company reported a net loss of $1,536,309 and negative flows from operations of $1,965,961, with operating losses and negative cash flows from operations continuing in the first quarter of 2008. In view of these conditions, the Company’s ability to continue as a going concern is contingent upon its ability to ultimately maintain profitable operations or secure additional financing. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less. At March 31, 2008, we had restricted cash of $1,000 held at various financial institutions and online payment processing firms.

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

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At March 31, 2008, the cash balances held at financial institutions were either not in excess of federally insured limits or not subject to the federal insurance system.

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

Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations during the three months ended March 31, 2008 and 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

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

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods - Expected Term (“SAB 110”) According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. We adopted SAB 110 effective January 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

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

•	The risk-free interest rate was 2.46%.

•	Expected life of 42 months based on the contractual term of the warrant.

Any changes from the grant date fair value of the equity warrant asset are recognized as increases or decreases to the equity warrant asset on our consolidated balance sheet and as net gains or losses on derivative investments within non-operating expenses in the consolidated statement of operations.

As of March 31, 2008, there was a $1,751 increase in the grant date fair value of the equity warrant asset from the valuation at December 31, 2007.

6.  Deferred Revenue

As of March 31, 2008 the current portion of the deferred revenue is $263,111. The Company allocates between the current portion and the long term portion based upon its historical experience and its estimate of delivery time for TrafficBuilder and related products and click through activity for Web Properties.

7. Net Earnings (Loss) per Share

Net earnings (loss) per share is computed as net earnings (loss) divided by the basic or diluted weighted average number of common shares outstanding for the period. As of March 31, 2008, 12,019,605 potential shares exercisable from stock options and warrants excluded from the computation of diluted net earnings (loss) per share as their effect would be anti-dilutive.

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

On July 6, 2006, the Company entered into the Gemini Partners/GP Group Consulting Agreement (the “Consulting Agreement”) with GP Group, LLC (“GP Group”), pursuant to which it issued to GP Group a Common Stock Purchase Warrant on each of August 6, 2006, September 6, 2006 and October 6, 2006, each such warrant is immediately exercisable into 20,000 shares of the Company’s common stock at a price of $0.01 per share. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the Consulting Agreement and determined that they will be treated as equity. On May 14, 2007, GP Group exercised such warrants and the Company issued 60,000 shares of its common stock. The fair values of the warrants were calculated as of the issue dates using the Black-Scholes pricing model with the following assumptions: expected life of 46, 45, and 44 months following the grant dates; stock volatility of 104.12%, 106.98%, and 109.50%; risk-free interest rates of 4.88%, 4.76% and 4.66%; and no dividends during the expected term, for warrants issued August 6, September 6, and October 6, 2006, respectively. The fair values of the three warrants were determined to be $4,164, $2,804 and $2,611, respectively. The Consulting Agreement was terminated effective October 24, 2006. The warrants were offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

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

The change in fair value since the date of issuance was included in other income on the income statement under change in fair value of warrant liability. The value of the warrants on the date of the transaction and as of December 31, 2006 was $598,836 and $911,077, respectively. In addition, the fair value decreased from December 31, 2007through March 31, 2008 by $488,311. The change in fair value from December 31, 2007 was calculated by using the Black-Scholes pricing model with the following assumptions: expected life, 54.0 months as of March 31, 2008; stock volatility, 138%; risk-free interest rates of 2.42%; and no dividends during the expected term. The warrant was offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

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

A summary of the Company’s stock option activity is as follows:

	# of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	3,897,150		$0.18
Granted	20,000		$0.20
Cancelled / Forfeited	0		$0.64
Outstanding as of March 31, 2008	3,917,150	8.86 years	$0.19	$0
Exercisable as of March 31, 2008	1,321,672	8.72 years	$0.22	$0
Expected to vest in future years	2,595,478	9.00 years	$0.18	$0

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 was $0.10.

Additional information regarding options outstanding as of March 31, 2008 is as follows:

	Options outstanding			Options exercisable
Exercise prices	Number of shares	Weighted average remaining contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.09	25,000	10.00	$0.09	0	$0
$0.13	15,000	9.80	$0.13	0	$0.10
$0.14	1,000,000	9.27	$0.14	121,616	$0.14
$0.15	205,000	9.13	$0.15	4,374	$0.15
$0.17	345,000	9.47	$0.17	342,670	$0.17
$0.19	435,000	9.75	$0.19	0	$0.19
$0.20	1,772,150	9.55	$0.20	486,531	$0.20
$0.22	17,500	9.09	$0.22	0	$0.22
$0.23	15,000	9.35	$0.23	0	$0.23
$0.39	20,000	8.78	$0.39	240,000	$0.39
$0.78	45,000	8.36	$0.78	45,000	$0.78
$0.81	22,500	6.67	$0.81	22,500	$0.81
Total Options	3,917,150	8.86	$0.19	1,321,672	$0.22

At March 31, 2008, 6,582,850 shares (remaining balance reflects issuance of restricted stock) were available for future grants under the Company’s Stock Option Plan (the “Stock Option Plan”).

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

On May 15, 2008 the Company announced reductions in cash compensation for certain employees, including a further reduction in the cash compensation for the senior management team of George Lichter and Scott Brogi, to make compensation even more performance based.

Item 2. Management’s Discussion and Analysis of Operations and Financial Condition

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “predict”, “target”, “may”, “could”, “will”, “should”, “potential”, “objective”, “forecast”, “goal” or “continue”, the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements; and in all cases, such statements are subject to our ability to secure sufficient financing or to increase revenues to support our operations. In this regard, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. In evaluating our business, you should give careful consideration to the information set forth herein and the risks, uncertainties and assumptions that are more fully discussed in “Item 1.A Risk Factors” of our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

REVENUES
Revenues decreased 19.7% or $257,579 to $1,049,286 for the three months ended March 31, 2008 from $1,306,865 for the three months ended March 31, 2007, primarily due to a reduction of $243,486 in sales for the Content Group. The Content decrease was largely due to a decrease in legacy license revenue year over year being partially offset by sales of new license programs launched in January 2008.

Revenues associated with our TrafficBuilder group fell to $1,032,429 from $1,275,915 for the three months ended March 31, 2008 and 2007, respectively, and accounted for 98.4% of our revenues for the three months ended March 31, 2008 versus 97.6% of our revenues for the three months ended March 31, 2007. One of our clients, Demand Media, represented approximately 25.2% of total revenues for the three months ended March 31, 2008 as opposed to 19.5% for the three months ended March 31, 2007.

Revenues associated with our Web Properties group fell to $16,857 from $30,950 for the three months ended March 31, 2008 and 2007, respectively, due primarily to the continued decline in revenue from owned domains such as ArticleInsider and Popdex which are no longer being actively developed by the Company.

COST OF SALES AND GROSS PROFIT
Cost of Sales decreased by 21.6% to $373,595 from $476,496 for the three months ended March 31, 2008 and 2007, respectively, as expense levels were adjusted to offset declines in revenue.

The Company had a gross profit of $675,732 and a gross margin of 64.4% for the three months ended March 31, 2008 versus a gross profit of $830,369 and a gross margin of 63.5% for the three months ended March 31, 2007 as the Company focused on serving clients whom it could deliver significant results for and as a result extract higher margins.

Gross profits and margins for the TrafficBuilder program group were $678,834 and 65.8% for the three months ended March 31, 2008 versus $814,740 and 63.9% for the three months ended March 31, 2007. Changes in our editorial process to reduce the level of fixed expenses and replace them with variable expenses in order to reduce the effect of changes in production volume on gross margins had an impact.

The Web Properties group generated a gross loss of ($3,102) for the three months ended March 31, 2007 versus a gross profit and margin of $15,629 and 50.5% for the three months ended March 31, 2007, as level of revenues now approximate the cost of operating the Web Properties.

OPERATING EXPENSES
Operating expenses , which consist of general and administrative expenses as well as selling expenses, decreased by 42.2% to $899,375 from $1,556,402 for the three months ended March 31, 2008 and 2007, respectively, as expense levels were significantly reduced to better align expenditures with operating levels.

General and administrative expenses include senior management, accounting, legal, business development consulting, rent, administrative personnel, depreciation and amortization and other overhead related costs. These costs decreased 35.5% to $659,290 from $1,022,275 for the three months ended March 31, 2008 and 2007, respectively. This decrease is primarily attributed to a reduction in the number of personnel, decreased in non-essential operating expenses and lower share-based compensation expenses for employees and members of the board of directors.

Selling expenses consist of costs primarily incurred to develop and implement marketing and sales programs for the Company’s TrafficBuilder product. These include costs associated with the marketing department participation in trade shows, media development and advertising. These selling expenses also include the costs of hiring and maintaining a sales department. These costs decreased 55.1% to $240,085 from $534,127 for the three months ended March 31, 2008 and 2007, respectively, as the Company reduced employee costs associated with sales and marketing personnel as well as advertising expenses.

OTHER NON-OPERATING INCOME
Other non-operating net income is substantially comprised of changes in the fair value of certain financial instruments we have granted or currently hold. Higher non-operating income of $494,635 for the three months ended March 31, 2008 as compared to $312,983 for the three months ended March 31, 2007, was due to changes in the fair value of the warrants we issued in conjunction with the financing completed in November 2005, the warrant we issued to Demand Media in October 2006 and the warrant we received to purchase 125,000 shares of Preferred Stock of Demand Media in October 2006.

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

NET EARNINGS (LOSS)
Our net earnings increased to $271,530 or $0.01 per share from a net loss of ($415,100) or ($0.01) per share, for the three months ended March 31, 2008 and 2007, as total operating expenses were reduced by $657,027 while revenues decreased by $257,579.

LIQUIDITY AND CAPITAL RESOURCES
Cash decreased by $533,114 to $254,125 in the three months ended March 31, 2008 relative to the Company’s fiscal year ending December 31, 2007, compared to a decrease of $849,212 in the three months ended March 31, 2007 relative to the Company’s fiscal year ending December 31, 2006.

Cash used in operating activities totaled $552,114 for the three months ended March 31, 2008, primarily due to the change in fair value of warrant liabilities of $488,311 as well as increases in accounts receivable of $72,397 due to the aforementioned new license programs and a decrease of $263,757 in deferred revenue primarily associated with the final quarterly delivery under the first Demand Media contract which expired March 31, 2008 but was prepaid in December 2007.

Cash used in operating activities was $812,730 for the three months ended March 31, 2007, as cash was used to support the net loss of $415,100 primarily due to the operating expense levels. Other operating accounts that used cash were a decrease of $565,463 in accounts payable, accrued expenses and other liabilities, partially offset by an increase of $296,891 in deferred revenue.

For the three months ended March 31, 2008 , cash from investing activities was $19,000 compared to cash used of $31,378 for the comparable period of the prior year due to cash used for capital expenditures - fixed assets of $0 and $35,193, respectively.

For the three months ended March 31, 2008 and 2007, cash used in financing activities was $0 and $5,103, cash used for principal reductions in capital leases was $0 and $8,703, and cash received from the exercise of a warrant was $0 and $3,600, respectively.

There are no material commitments for additional capital expenditures and the Company had no debt at March 31, 2008. The continuing commitment of capital is for the operating lease for the Company's office which has future minimum lease payments of $75,190 in 2008. The Company had a net working capital surplus of $22,323 at March 31, 2008.

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

INFOSEARCH MEDIA, INC.

Date: June 10, 2008	/s/ George Lichter
By: George Lichter
Its: Chief Executive Officer

Date: June 10, 2008	/s/ Scott Brogi
By: Scott Brogi
Its: Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002