Form 10-Q
period 2008-06-30
InfoSearch Media, Inc.
filed 2008-08-19
CIK 1164327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number 333-97385

INFOSEARCH MEDIA, INC.
(Exact name of Small Business Issuer as specified in its charter)

Delaware	90-0002618
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6041 Bristol Parkway, Culver City, California 90230
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
Yes ☐ No ☒

As of August 19, 2008, 52,493,592 shares of the Small Business Issuer’s common stock, $.001 par value, were issued and outstanding.

TABLE OF CONTENTS

Page
PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Footnotes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 6. Exhibits	18

SIGNATURES	19

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

INFOSEARCH MEDIA, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$130,585	$787,239
Restricted cash	-	20,000
Accounts receivable	333,248	215,518
Prepaid and other current assets	102,228	141,745
TOTAL CURRENT ASSETS	566,061	1,164,202

EMPLOYEE ADVANCE	2,300	1,800
PROPERTY AND EQUIPMENT, NET	110,708	130,650
EQUITY WARRANT ASSET	108,014	112,049

TOTAL ASSETS	$787,083	$1,408,701

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$135,198	$228,308
Accrued salaries and bonuses and expenses	44,314	12,553
Accrued expenses	36,320	170,882
Deferred revenue	359,375	526,868
Provision for refunds payable/chargebacks	15,842	15,842
Current Tax Liability	1,250	1,250
TOTAL CURRENT LIABILITIES	592,299	955,703

FAIR VALUE OF WARRANT LIABILITY	147,003	967,651

DEPOSIT ON SUBSCRIPTION	230,000	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 200,000,000 shares authorized; 52,493,592 shares issued and outstanding for the periods ending June 30, 2008 and December 31, 2007	52,494	52,494
Additional paid in capital	11,426,111	11,336,742
Accumulated deficit	(11,660,824)	(11,903,889)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(182,219)	(514, 653)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$787,083	$1,408,701

See accompanying notes to financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended June 30,		For six months ended June 30,
	2008	2007	2008	2007
CONTENT SALES	$572,594	$1,120,194	$1,605,023	$2,396,109
WEB PROPERTIES SALES	9,116	39,799	25,973	70,749
NET SALES	581,710	1,159,993	1,630,996	2,466,858

CONTENT COST OF SALES	234,806	438,752	588,401	899,927
WEB PROPERTIES COST OF SALES	26,493	16,900	46,452	32,221
COST OF SALES	261,299	455,652	634,853	932,148

GROSS PROFIT	320,411	704,341	996,143	1,534,710

OPERATING EXPENSES
General & Administrative	467,230	1,349,193	1,126,520	2,371,469
Selling	208,052	427,384	448,137	961,511
TOTAL OPERATING EXPENSES	675,282	1,776,577	1,574,657	3,332,979

LOSS FROM OPERATIONS	(354,871)	(1,072,236)	(578,514)	(1,798,269)

CHANGE IN FAIR VALUE OF WARRANTS	326,551	(61,745)	816,613	234,458

INTEREST INCOME, NET	655	18,186	5,228	34,966

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX	(27,665)	(1,115,796)	243,327	(1,528,846)

TAXES FROM CONTINUING OPERATIONS	800	825	262	2,875

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(28,465)	(1,116,621)	243,065	(1,531,721)

NET INCOME (LOSS)	$(28,465)	$(1,116,621)	$243,065	$(1,531,721)

EARNINGS (LOSS) PER SHARE
BASIC	$(0.00)	$(0.02)	$0.00	$(0.03)
DILUTED	$(0.00)	$(0.02)	$0.00	$(0.03)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	52,493,592	52,547,662	52,493,592	52,132,276
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	52,493,592	52,547,662	52,493,592	52,132,276

See accompanying notes to financial statements.

INFOSEARCH MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$243,065	$(1,531,721)

Adjustment to reconcile net earnings (loss) to net cash
used in operating activities
Depreciation and amortization	23,832	60,038
Equity based compensation	89,369	169,718
Change in fair value of warrant liability	(820,648)	(232,949)
Change in fair value of equity warrant asset	4,035	-

Changes in assets and liabilities:
Accounts receivable	(118,030)	19,183
Due from related parties	(500)	34,423
Prepaid expenses and other current assets	2,017	49,852
Employee Advances	-	(3,700)
Security Deposit	37,500	-
Accounts payable, accrued expenses and other liabilities	(195,911)	(352,964)
Current tax liability	-	1,250
Provision for refunds	-	(16,482)
Deferred revenue	(167,493)	(37,325)
Total adjustments	(1,145,829)	(305,763)

NET CASH USED IN OPERATING ACTIVITIES:	(902,764)	(1,840,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	20,000	288
Capital expenditures - fixed assets	(3,890)	(68,250)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	16,110	(67,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of capital lease obligations	-	(17,162)
Warrant exercise	-	3,600
Deposit on Subscription	230,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	230,000	(13,652)

Net decrease in cash and cash equivalents	(656,654)	(1,922,201)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	787,239	2,495,654

CASH AND CASH EQUIVALENTS - END OF PERIOD	$130,585	$573,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$292
Income tax paid	$0	$2,875

See accompanying notes to financial statements.

INFOSEARCH MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2008 have been prepared by InfoSearch Media, Inc. (the “Company” or “InfoSearch”) in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States (“GAAP”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and other adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such instructions, rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented clear and straightforward. For a more complete understanding of the Company’s financial position, these financial statements should be read in conjunction with the audited financial statements and explanatory notes in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007 filed with the SEC on April 17, 2008. Operating results for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

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

Going Concern

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Although the Company reduced its net loss to $4,588 for the second half of the year ending 2007 by significantly lowering operating expenses and has increased cash to $787,239 as of December 31, 2007, the Company has historically experienced recurring net losses and negative cash flows from operations. During the year ending December 31, 2007 the Company reported a net loss of $1,536,309 and negative flows from operations of $1,965,961, with operating losses and negative cash flows from operations continuing in the six months of 2008. In view of these conditions, the Company’s ability to continue as a going concern is contingent upon its ability to ultimately achieve and maintain profitable operations or secure additional financing. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

3. Significant Accounting Policies

Significant Clients

One of our clients, Demand Media, represented approximately 19.6% of total revenues for the six months ended June 30, 2008 as opposed to 25.4% for the six months ended June 30, 2007.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with high-credit, quality financial institutions. At June 30, 2008, the cash balances held at financial institutions were either not in excess of federally insured limits or not subject to the federal insurance system.

Credit is generally extended based upon an evaluation of each customer's financial condition, with terms consistent in the industry and no collateral required. The Company determines an allowance for collectibility on a periodic basis. Amounts are written off against the allowance in the period the Company determines that the receivable is uncollectible.

Recently Issued Accounting Pronouncements

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

The fair value of the Demand Media warrant is reviewed quarterly. For the six months ended June 30, 2008, we valued the warrant using the Black-Scholes option pricing model, which incorporates the following material assumptions:

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

•	The risk-free interest rate was 3.34%.

•	Expected life of 39 months based on the contractual term of the warrant.

Any changes from the grant date fair value of the equity warrant asset are recognized as increases or decreases to the equity warrant asset on our consolidated balance sheet and as net gains or losses on derivative investments within non-operating expenses in the consolidated statement of operations.

As of June 30, 2008, there was a $4,035 decrease in the grant date fair value of the equity warrant asset from the valuation at December 31, 2007.

5. Net Earnings (Loss) per Share

Net earnings (loss) per share is computed as net earnings (loss) divided by the basic or diluted weighted average number of common shares outstanding for the period. As of June 30, 2008, 14,298,522 potential shares exercisable from stock options and warrants were excluded from the computation of diluted net earnings (loss) per share as their effect would be anti-dilutive.

6. Income Taxes

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

7. Stockholders’ Equity

The authorized capital stock currently consists of 200,000,000 shares of Common Stock, par value $0.001 per share, and 25,000,000 shares of preferred stock, par value $0.001 per share, the rights and preferences of which may be established from time to time by our board of directors. As of June 30, 2008, there were 52,493,592 shares of our Common Stock issued and outstanding; and options and warrants exercisable representing 14,298,522 shares of Common Stock. No other securities, including without limitation any preferred stock, convertible securities, options, warrants, promissory notes or debentures are outstanding as of June 30, 2008.

Warrants

The warrants issued to all participants in the November 7, 2005 private placement require the Company to settle the contracts by the delivery of registered shares. At the date of issuance, the Company did not have an effective registration statement related to the shares that could be issued should the warrant holders exercise the warrants. In addition, the warrant holders have the right to require that the Company settle the warrant on a net-cash basis in a fundamental transaction, regardless of the form of tender underlying the fundamental transaction. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the rights of the warrant holders to settle in cash potentially in preference to other shareholders receiving other forms of consideration, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants are being treated as a liability. The fair value of the warrants was calculated as of November 7, 2005 using the Black-Scholes pricing model and was recorded as a warrant liability on the balance sheet date. The change in fair value was included in other income on the income statement under change in fair value of warrant liability. The value of these 4,179,606 warrants on June 30, 2008 and December 31, 2007 was $42,412 and $309,567, respectively. In addition, the fair value decreased from December 31, 2007 through June 30, 2008 by $267,155. The change in fair value from December 31, 2007 was calculated by using the Black-Scholes pricing model with the following assumptions: expected weighted average life, 28 months as of June 30, 2008; stock volatility, 167.49%; risk-free interest rates of 2.91%; and no dividends during the expected term.

On October 3, 2006, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to sell substantially all of the assets of Answerbag to Demand Answers, Inc. and its parent, Demand Media. In conjunction with the agreement, Demand Media received a five year warrant to purchase 5,000,000 shares of the Company's common stock at a purchase price of $0.158 per share that expires on October 3, 2011. We have performed an EITF 00-19 analysis of the warrants issued pursuant to the Asset Purchase Agreement and determined that they will be treated as a liability because of the requirement to maintain an effective registration statement for a period of two years. The fair value decreased from December 31, 2007 through June 30, 2008 by $553,493. The fair value of $104,591 at June 30, 2008 was calculated by using the Black-Scholes pricing model with the following assumptions: expected life, 38 months as of June 30, 2008; stock volatility, 167.49%; risk-free interest rates of 2.91%; and no dividends during the expected term. The warrant was offered and sold by the Company in reliance on exemptions provided by Section 4(2) of the Securities Act as such transaction did not involve any public offering.

8. Stock Options

The Company’s estimates of the fair value of stock options were made using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended June 30, 2008 and 2007:  expected life, ten years following the grant date; stock volatility, 167.49% and 114.23%, respectively; risk-free interest rates of 3.34% and 4.92%, respectively; and no dividends during the expected term.   As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience of forfeited stock options as a percent of total options granted.

A summary of the Company’s stock option activity is as follows:

	# of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	3,897,150		$0.18
Granted	2,450,000		$0.04
Cancelled / Forfeited	470,000		$0.22
Outstanding as of June 30, 2008	5,877,150	9.14 years	$0.12	$157,361
Exercisable as of June 30, 2008	4,158,555	9.09 years	$0.18	$81,554
Expected to vest in future years	1,718,595	9.13 years	$0.18	$75,807

The weighted average grant date fair value of options granted during the three months ended June 30, 2008 was $0.04.

Additional information regarding options outstanding as of June 30, 2008 is as follows:

	Options outstanding			Options exercisable
Exercise prices	Number of shares	Weighted average remaining contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.03	250,000	9.88	$0.03	250,000	$0.03
$0.04	2,200,000	9.88	0.04	2,200,000	0.04
$0.13	15,000	9.38	$0.13	0	$0.10
$0.14	1,000,000	8.95	$0.14	121,616	$0.14
$0.15	185,000	8.25	$0.15	4,374	$0.15
$0.17	345,000	8.45	$0.17	342,670	$0.17
$0.19	35,000	8.73	$0.19	0	$0.19
$0.20	1,772,150	9.52	$0.20	486,531	$0.20
$0.22	5,000	8.07	$0.22	0	$0.22
$0.23	5,000	8.34	$0.23	0	$0.23
$0.39	15,000	7.76	$0.39	240,000	$0.39
$0.41	5,000	7.86	$0.41
$0.78	35,000	7.34	$0.78	45,000	$0.78
$0.81	10,000	6.96	$0.81	22,500	$0.81
Total Options	5,877,150	9.14	$0.12	4,158,555	$0.18

At June 30, 2008, 4,592,850 shares (remaining balance reflects issuance of restricted stock) were available for future grants under the Company’s Stock Option Plan (the “Stock Option Plan”).

As of June 30, 2008, we had 742,857 shares of restricted stock grants outstanding to employees and directors of the Company. A summary of the Company’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
N Non Vested Shares as of December 31, 2007	742,857	$0.14
Granted	-	0.00
Forfeited	-	0.00
Vested	-	0.00
N Non Vested Shares as of June 30, 2008	742,857	0.14

Additionally, during the second quarter the Company granted a total of 3,018,750 retention options to the Chief Executive Officer and the Chief Financial Officer outside of the Plan at exercise prices ranging from $0.04 to $0.06 per share.

9. Related Party Transactions.

Mr. Warthen, former Chief Technology Officer, is a shareholder and was the Chief Technology Officer of Global Streams, a digital video processing company, from 2000 to 2002. At June 30, 2008, accounts receivable from related parties of $14,385 was due from David Warthen to repay the Company for income taxes paid on his behalf.

10. Commitments and Contingencies

The Company has entered into a non-cancelable operating lease for facilities through July 31, 2008. Rental expense was $126,335 and $117,357 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, the future minimum lease payments for the years ending June 30, 2008 are as follows:

Remainder of 2008	19,530
Total Minimum Lease Payments	$19,530

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

Item 2. Management’s Discussion and Analysis of Operations and Financial Condition

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “predict”, “target”, “may”, “could”, “will”, “should”, “potential”, “objective”, “forecast”, “goal” or “continue”, the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements; and in all cases, and such statements are subject to our ability to secure sufficient financing or to increase revenues to support our operations. In this regard, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. In evaluating our business, you should give careful consideration to the information set forth herein and the risks, uncertainties and assumptions that are more fully discussed in “Item 1.A Risk Factors” of our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007.

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

Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations during the six months ended June 30, 2008 and 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

The Company attributes the value of share-based compensation to expense using the straight-line method. Share-based compensation expense related to stock options was recorded in the accompanying Statements of Operations as follows:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Selling and marketing	$68,746	$991	$68,517	$542
General and administration	20,622	75,274	6,800	11,244
Total share-based compensation expense for stock options	$89,368	$76,265	$75,317	$11,786

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

REVENUES

Revenues decreased 33.9% or $835,862 to $1,630,996 for the six months ended June 30, 2008 from $2,466,858 for the six months ended June 30, 2007, primarily due to a reduction of $791,086 in sales for the Content Group. Revenues decreased 49.9% or $578,283 to $581,710 for the three months ended June 30, 2008 from $1,159,993 for the three months ended June 30, 2007, primarily due to a reduction of $547,600 in sales for the Content Group. The Content decrease was largely due to a $299,306 decrease in legacy license revenue year over year being partially offset by sales of a new license program launched in January 2008 as well as a decrease of approximately $280,000 in quarterly revenue from one major client.

Revenues associated with our Web Properties group fell to $25,973 from $70,749 for the six months ended June 30, 2008 and 2007, respectively, and to $9,116 from $39,799 for the three months ended June 30, 2008 and 2007, respectively, due primarily to the continued decline in revenue from owned domains such as ArticleInsider and Popdex which are no longer being actively developed by the Company.

COST OF SALES AND GROSS PROFIT

Cost of Sales decreased by 31.9% or $297,295 to $634,853 from $932,148 for the six months ended June 30, 2008 and 2007, respectively, as expense levels were adjusted to offset declines in revenue. Cost of Sales decreased by 42.7% to $261,299 from $455,652 for the three months ended June 30, 2008 and 2007, respectively.

The Company had a gross profit of $996,143 and a gross margin of 61.1% for the six months ended June 30, 2008 versus a gross profit of $1,534,710 and a gross margin of 62.2% for the six months ended June 30, 2007. The Company had a gross profit of $320,411 and a gross margin of 55.1% for the three months ended June 30, 2008 versus a gross profit of $704,341and a gross margin of 60.7% for the same period ended June 30, 2007.

Gross profits and margins for the Content Group were $1,496,182 and 62.4% for the six months ended June 30, 2008 versus $681,442 and 60.8% for the three months ended June 30, 2007. Gross profits and margins for the Content Group were $337,788 and 58.9% for the three months ended June 30, 2008 versus $681,442 and 60.8% for the three months ended June 30, 2007. Changes in our TrafficBuilder production process to reduce the level of fixed expenses and replace them with variable expenses in order to reduce the effect of changes in production volume on gross margins had an impact.

The Web Properties group generated a negative gross profit of ($20,479) and (78.8%) for the six months ended June 30, 2008 versus a gross profit and margin of $38,528 and 54.5% for the six months ended June 30, 2007, as the level of revenues now approximate the cost of operating the Web Properties.

OPERATING EXPENSES

Operating expenses consist of general and administrative expenses as well as selling expenses. Operating expenses decreased by $1,758,322 or 52.8% to $1,574,657 from $3,332,979 for the six months ended June 30, 2008 and 2007, respectively, and by $1,101,295 or 62.0% to $675,282 from $1,776,577 for the three months ended June 30, 2008 and 2007, respectively. These decreases were primarily attributed to a reduction in professional services fees and the number of personnel and accompanying expenses.

General and Administrative expenses include senior management, accounting, legal, rent, benefits costs, administrative personnel, depreciation and amortization and other overhead related costs. These costs decreased 52.5% to $1,126,520 from $2,371,469 for the six months ended June 30, 2008 and 2007, respectively, and $881,963 or 65.4% to $467,230 from $1,349,193 for the three months ended June 30, 2008 and 2007, respectively.

Selling expenses consist of costs primarily incurred to develop and implement marketing and sales programs for the Company’s Content product. These include costs associated with the marketing department participation in trade shows, media development and advertising. These selling expenses also include the costs of hiring and maintaining a sales department. These costs decreased 53.4% to $448,137 from $961,511 for the six months ended June 30, 2008 and 2007, respectively, as the Company reduced employee costs associated with sales and marketing personnel as well as advertising expenses. Selling expenses decreased $219,332 or 51.3% to $208,052 from $427,384 for the three months ended June 30, 2008 and 2007, respectively.

OTHER NON-OPERATING INCOME

Other non-operating net income is substantially comprised of changes in the fair value of certain financial instruments we have granted or currently hold. Non-operating income of $821,841 for the six months ended June 30, 2008 was higher than $269,424 for the six months ended June 30, 2007, was primarily due to decreases in the fair value of the warrant liabilities which results in higher levels of reported income. The Company received less interest income on the cash balances the Company maintains in money market accounts due to lower cash balances during the period ended June 30, 2008 relative to the same period in 2007. Interest income, net of interest expense of $5,228 was $29,738 less in the six months ended June 30, 2008 as compared to $34,966 in interest income, net of interest expense, in the six months ended June 30, 2007.

For the three months ended June 30, 2008, other operating income increased to $327,206 from other operating expense of ($43,599) for the same period ending June 30, 2007. This improvement was primarily due from a change in the value of warrants of $326,551 for the three months ended June 30, 2008, compared to a loss of ($61,745) for the three months ended June 30, 2007. This was offset by a decrease of $17,531 in net interest income for the three months ended June 30, 2008 compared to the same period for 2007.

NET EARNINGS (LOSS)

Net earnings for the six months ended June 30, 2008 of $243,065 was an improvement of $1,774,786 from the net loss of ($1,531,721) for the six months ended June 30, 2007, due to a lower Loss from Operations as well as a decrease in the warrant liability. The resulting Earnings Per Share of $0.00 was an improvement from ($0.03) for the six months ended June 30, 2008 and 2007, respectively.

Net Loss of ($28,465) for the three months ended June 30, 2008 was an improvement of 97.5% from a net loss of ($1,116,621) for the three months ended June 30, 2007, as the $578,283 decrease in revenues was more than offset by a $1,101,295 reduction in operating expenses, as well as additional non-operating income from a decrease in the warrant liability. The resulting Earnings Per Share improved to ($0.00) from ($0.02) for the three months ended June 30, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $656,654 to $130,585 in the six months ended June 30, 2008 relative to the Company’s fiscal year ending December 31, 2007.

Cash used in operating activities totaled $902,764 for the six months ended June 30, 2008, as increases in accounts receivable of $118,030 due to the aforementioned new license programs and a decrease of $167,493 in deferred revenue primarily associated with the final quarterly delivery under the first Demand Media contract which expired March 31, 2008 but was prepaid in December 2007.

For the six months ended June 30, 2008, cash provided from investing activities was $16,110 compared to cash used of $31,378 for the six months ended June 30, 2007. Cash used for capital expenditures - fixed assets was $3,890 and $68,250, respectively.

For the six months ended June 30, 2008, cash provided by financing activities was $230,000 all relating to a deposit on an equity subscription round compared to $13,652 in cash used for the comparable period of the prior year. Cash used for principal reductions in capital leases was $0 and $17,162 and cash received from the exercise of a warrant was $0 and $3,600 for the six months ended June 30 2008 and 2007, respectively.

There are no material commitments for additional capital expenditures and the Company had no debt at June 30, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

SUBSEQUENT EVENTS

During July 2008 the Company entered into a sublease for its new offices and moved into its new location at 6041 Bristol Parkway, Culver City, California 90230. This space affords the Company more modern and centrally located facilities, as well as significantly reducing its going forward operating expense levels.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. As a result of the material weakness described below, they have concluded that our disclosure controls and procedures were not effective as of June 30, 2008 in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

In order to remediate this material weakness, the Company has hired an outside consultant to assist it in addressing and resolving accounting and reporting matters for certain equity issuances and other complex transactions that involve the application of highly specialized accounting principles so that as of June 30, 2008 this was no longer a material weakness.

The Sarbanes-Oxley Act of 2002 imposed many new requirements on public companies, the most significant of which involve the documentation, testing and reporting of the effectiveness of our internal control over financial reporting. We expect this effort will involve substantial time and expense. Because we have limited resources we can devote to this effort we cannot be sure that we will be able to complete the task in a timely manner or that our internal controls will meet the standards that are currently required. We are also reviewing other procedures with respect to equity issuances in connection with the internal investigation that we announced on March 9, 2007, of the potentially improper issuance of share certificates without legends restricting transfer that may have been facilitated by Mr. Louis Zehil, a partner of our former external legal counsel, McGuire Woods LLP, and our former corporate secretary. Although we are not yet required to report on our assessment of the effectiveness of our internal controls over financial reporting until at least the end of the next fiscal year or provide auditor attestation until the end of fiscal 2009, it is possible that we may identify one or more material weaknesses before we complete our compliance and remediation efforts.

(b) Changes in Internal Control over Financial Reporting

There were no significant changes made in our internal controls over financial reporting during the six months ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as all the remedial measures have not been fully implemented or have not operated for a significant period of time. Although we have addressed several of the internal control weaknesses that existed during earlier reporting periods, the remaining weaknesses are significant and continue to materially affect our internal control over financial reporting. However, we do intend to take additional remedial action related to our material weakness described above, which may result in a significant change to our internal controls over financial reporting in the future.

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

INFOSEARCH MEDIA, INC.

Date: August 19, 2008	/s/ George Lichter
By: George Lichter
Its: Chief Executive Officer

Date: August 19, 2008	/s/ Scott Brogi
By: Scott Brogi
Its: Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002